Form 10-K
period 1993-12-31
DSC COMMUNICATIONS CORP
filed 1994-03-31
CIK 316004

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                               ___________________

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-10018
                              ____________________


                         DSC COMMUNICATIONS CORPORATION
               (Exact Name of Registrant as Specified in Charter)

                 DELAWARE                               54-1025763
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

              1000 COIT ROAD
               PLANO, TEXAS                                75075
  (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code:  (214) 519-3000

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK,
                                 $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1994, 55,770,595 shares of DSC Communications Corporation Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $2,934,418,450. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)



                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the definitive proxy material for the 1994 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this report.

                         DSC COMMUNICATIONS CORPORATION

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1993


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     DSC Communications Corporation was incorporated under the laws of the State of Delaware in 1976. As used herein, the term "Company" refers to DSC Communications Corporation and, unless the context clearly indicates otherwise, all of its subsidiaries. The Company's executive offices are located at 1000 Coit Road, Plano, Texas 75075. Its telephone number is (214) 519-3000.

     The Company designs, develops, manufactures, and markets digital switching, transmission, access, and private network system products for the worldwide telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to support a wide range of voice, data, and video services. The Company offers a comprehensive product line including digital switching systems, intelligent network products, cellular switching systems, digital loop carrier products, and digital cross-connect products. The Company develops hardware and software to meet both United States and international standards, and the specific requirements of its customers.

     The Company supplies products to both local exchange companies and long-distance carriers. Its customers include all seven of the Regional Bell Holding Companies ("RHCs") and most major domestic independent telephone companies, including GTE Communications Systems Corporation ("GTE"), United Telecommunications, Inc. ("United"), and Alltel Supply, Inc. ("Alltel"). The Company's long-distance carrier customers include MCI Communications Corporation ("MCI"), DDI Corporation of Japan ("DDI"), Sprint Communications Company L.P. ("Sprint"), and AAP Communications Pty Ltd. of Australia ("AAP"). The Company is also a manufacturer of high-capacity cellular switches for Motorola, Inc. ("Motorola"), a global supplier of wireless communication systems.

PRODUCTS

     GENERAL. The Company's principal products are sophisticated microprocessor-controlled systems which incorporate advanced hardware and software technology. The Company develops such systems to meet United States and international telecommunications standards, and the specific requirements of the operating companies of the RHCs, independent telephone companies, long-distance carriers, private networks, and companies operating public and private communication networks in other countries.

     The percentage of consolidated revenue from the Company's product groups, which represented ten percent or more of consolidated revenue, was as follows:

                                             Year Ended December 31,
                                             1993      1992      1991
                                             ----      ----      ----
     Switching                                45%       54%       49%
     Access                                   28%        *         *
     Transmission                             19%       24%       29%

     *-Represented less than ten percent of consolidated revenue.

     SWITCHING AND INTELLIGENT NETWORK PRODUCTS. The Company's switching and intelligent network products include the MegaHub product line, the Bandwidth Allocation System for Integrated Services ("BASiS"), the Integrated Broadband Service Switch ("iBSS"), cellular switching platforms, and the Company's family of digital tandem switches.

     The MegaHub family of products is based upon the Message Transfer Network ("MTN") architecture. The MTN architecture affords a high degree of flexibility by interconnecting clusters of independent application processors over high-speed links, using fast-packet switching technology and multifunctional software. Because of the MTN's flexible architecture, the MegaHub platform can serve as a tandem switch, a signal transfer point, a service control point, or as a platform for a variety of wideband and broadband services.

     One of the Company's first applications of the MegaHub technology was the MegaHub Signal Transfer Point ("MegaHub STP"), a high-capacity switching system used to route or switch signaling messages through the Common Channel Signaling System No. 7 network ("SS7"). The MegaHub STP can be used as an access facility to information services such as 700, 800, and 900 numbers and alternate billing arrangements. The Company is delivering the MegaHub STP to a majority of the major local telephone companies in the United States, including the RHCs and several of the RHCs' cellular subsidiaries, and various long-distance carriers in the United States and DDI, a long-distance competitor of Nippon Telegraph and Telephone in Japan.

     First introduced in 1989, the MegaHub Service Control Point (the "MegaHub SCP") combines the functionalities of the Company's MegaHub STP and standard UNIX-based computing systems. The MegaHub SCP can act as a central storehouse for information about calls and callers, and can answer network requests for such information in an expeditious manner. In 1992, the Company introduced the Programmable Advanced Intelligent Network Computing Environment (the "MegaHub PACE SCP") which builds upon the Company's initial SCP system by creating an open, state-of-the-art computing environment. The capabilities of the MegaHub PACE SCP will provide the user with extremely high transaction rates needed to support applications like credit and calling card validation and cellular fraud detection. The Company has provided the MegaHub PACE SCP to DDI; to a large independent local exchange carrier in the United States; and to Optus Communications Pty Ltd. ("Optus"), a newly-licensed competitive telecommunications service provider in Australia. In March, 1994, the Company entered into an agreement with Cable & Wireless plc, a global telecommunications carrier, who will initially deploy the MegaHub PACE SCP and related equipment in the network of its subsidiary, Mercury Communications Ltd, the first company licensed to compete against British Telecom in the United Kingdom.

     In 1991, the Company announced the development and testing of the BASiS switching system. BASiS is a circuit switching platform which will allow telecommunications carriers to provide their customers with bandwidth on demand. This capability will serve as the foundation for numerous high-speed applications existing in the market today, including video teleconferencing, medical imaging, high-speed facsimile transmission, local area network interconnection, and certain residential applications such as video-on-demand. The BASiS switching system will allow customer-to-customer connections at data rates ranging from 1.5Mb per second to 45Mb per second. The BASiS switching system is presently being deployed in the network of a major long-distance carrier. In addition, Bell Atlantic chose BASiS as its video switch to provide video-on-demand service for its field trial in northern Virginia.

     In 1992, the Company announced the development and testing of the iBSS, an Asynchronous Transfer Mode ("ATM") switching platform. The iBSS uses ATM technology to provide a multiservice platform which is designed to provide network-based applications for high-speed data, image, and video. Use of the iBSS will allow network service providers to respond more quickly to customer demands for current and evolving broadband communication services, and to meet the increasing demand for the transfer of information at rates much higher than current data services. The most likely first application of the iBSS will be in those situations, such as the interconnection of local area networks, that demand high-speed transmission rates and easy integration of data, voice, and video applications. The iBSS is currently undergoing laboratory evaluations with both local and long-distance carriers.

     The Company has developed a group of cellular telephone switches utilizing its tandem switching technology. The Company has supplied cellular switches to Motorola since 1985, and currently has an agreement to license software and sell equipment to Motorola on a nonexclusive basis. In July, 1993, the Company and Motorola expanded their ongoing relationship by agreeing that the Company would provide repackaged, smaller configurations of its existing cellular switching system to Motorola as an alternative to Motorola's line of older and smaller cellular switching systems. Motorola has incorporated the Company's cellular switches into cellular communications systems in the United States and in numerous other countries including, most recently, the People's Republic of China and Russia.

     The Company is a vendor of tandem switches to those United States and Canadian companies which compete with AT&T and Bell Canada as alternate long-distance carriers. In addition, the Company provides tandem switches to DDI and to AAP, an Australian private network provider of value added and virtual private network services. Tandem switches are generally used to route calls over long-distance networks. The MegaHub version of the tandem switch, the MegaHub 600E, was first placed into service in 1990.

     ACCESS PRODUCTS. The Company designs, manufactures, and sells equipment for the local loop, that portion of the public telecommunications network which extends from the local telephone company's central office switch to the individual home or business user. Such products include the Litespan-2000, which is the world's first digital loop carrier to meet North American Synchronous Optical Network ("SONET") fiber optic standards and related fiber optic interface requirements set forth by the RHCs. The Litespan-2000 allows telecommunications service providers to introduce the high-capacity technology of fiber optics into the local loop, while supporting basic services, in a cost-effective manner. The Company has entered into multi-year agreements with a majority of the seven RHCs for purchase of the Litespan-2000 system.

     The Company's Starspan-R- product is an optical fiber distribution system which extends the capabilities of the Litespan-2000 through fiber cables to optical network units at the customer's premises. Starspan is a cost-effective means of extending the capacity of optical fibers from the telephone company central office to cover the entire local loop. The Starspan system is currently being deployed and is carrying traffic with several RHCs.

     In addition to improving network reliability, fiber optic technology will be key to local service providers such as the RHCs as they expand services for business and residential users to include voice, data, and video. The Litespan-2000 and Starspan provide high-capacity capability to transmit large amounts of voice, data, and video simultaneously to and from business or residential users. The Company believes that the introduction of multi-media services, such as video-on-demand, will increase the demand for fiber optics-based products such as the Litespan-2000 and Starspan.

     In 1993, the Company introduced a new product, Metrospan, which extends the capabilities of the Litespan-2000 technology base outside of the local loop. Metrospan will be used as a broadband transport system within a campus-type setting or a metropolitan communication network. Metrospan has already been selected for use by a leading Canadian utility company. During 1993, the Company developed a new product which will be called Airspan. The Airspan product, which was developed initially in cooperation with a major European carrier, will be used to connect end-user customers to central office facilities via cellular or radio connections.

     In November, 1993, the Company entered into a cooperative agreement with General Instrument Corporation ("GI"), a leading supplier of equipment to the cable television industry. The Company and GI have agreed to combine the Company's expertise in fiber optics and switching systems and GI's expertise in cable television equipment. The Company and GI plan to develop joint proposals for customers who need to capitalize on emerging digital video cable processing technologies for the distribution of enhanced pay-per-view, video-on-demand, interactive multimedia, and other new video services. The Company also announced in 1993 an agreement with Westell, Inc. to jointly develop systems which allow cost-effective deployment of interactive video services over existing copper wire transmission facilities.

     TRANSMISSION PRODUCTS. The Company's digital cross-connect systems provide switching, multiplexing, and termination of digital transmission services. The Company's various digital cross-connect products are distinguished from one another principally by the capacity which each system handles. Digital cross-connect products are widely deployed in the United States by the RHCs, long-distance carriers, independent local exchange carriers, and a number of large corporations.

     In 1992, the Company announced the development and testing of a major new transmission platform, the Integrated Multi-Rate Transport Node ("iMTN"). Building on the Company's experience with digital cross-connect systems, the iMTN will provide for the public telecommunications network's evolution to SONET-based transmission and the deployment of automated administration functions. The iMTN will enable network service providers to offer their customers, on an integrated basis, narrowband services such as voice communications, high-speed wideband data services, and broadband services such as video-on-demand. The iMTN has been designed to meet the interconnectivity requirements of SONET in North America, SDH/CCITT in Europe, and the unique standards of Japan. In 1993, the Company entered into an agreement to supply the iMTN to carriers in both the local and long-distance marketplace. MCI, one of the carriers with whom an agreement was signed, is expected to use the iMTN to support SONET-based broadband and wideband network requirements.

     The Company also develops, manufactures, and markets a variety of digital transmission products such as echo cancellers and transcoders.

     CUSTOMER PREMISE PRODUCTS. The Company's customer premise products allow service providers and corporate customers with high-capacity networks to transport multiple types of data, voice, and video traffic over public and private network facilities. The Company develops, manufactures, and sells a complete line of T1/E1 multiplexers which have been sold to private and public network service providers throughout the world. In 1993, the Company introduced the iMPAX line of products. The iMPAX product will serve as the Company's next generation multiservice platform. The iMPAX will support voice circuits, frame relay, and cell-based ATM traffic. The iMPAX can be deployed in a telephone company central office, at the site of an independent service provider, or on the premises of an end user. Use of the iMPAX will give service providers access to network elements through which they can offer new wideband and broadband services such as LAN-to-LAN internetworking, video conferencing, and supercomputer connectivity.


REGULATION

     The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission ("FCC") and the various state Public Utility Commissions ("PUCs") and Public Service Commissions ("PSCs"), regulate most of the Company's domestic customers. In addition, the RHCs are restricted by the terms of the Modified Final Judgment which resulted from the court-ordered divestiture of the RHCs by AT&T, and currently prohibits the RHCs from manufacturing telecommunications equipment and providing interexchange or long-distance services. Legislation has been introduced which would lift these restrictions on manufacturing and interexchange services. Should this legislation be enacted, the Company cannot predict the impact on its business, although it is possible that passage of legislation allowing the RHCs to manufacture telecommunications equipment could create additional competition in the markets addressed by the Company's products.

     In addition, the FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Under traditional rate of return pricing, telecommunications service providers were limited to a stated percentage profit on their investment. Under the new method of pricing, many PUCs have entered into agreements with the local exchange carriers where the PUCs have relaxed or eliminated the profit cap in return for the carrier's promise to reduce or hold service prices at current levels. In some states, the PUCs and the carriers have further agreed, in order to win relaxation of profit limits, that the carriers would invest large sums to further upgrade the digital and optical capabilities of the network. The Company believes that the new methods of price regulation could increase the demand for its products which enhance the efficiency of the network or allow the expedited introduction of new revenue-producing services.

     Outside the United States, telecommunications networks are primarily owned by the government or are strictly regulated by the government. Although potential growth rates of some international markets are higher than those of the United States, access to such markets is often difficult due to the established relationship between the government owned or controlled telecommunications operating company and its traditional indigenous suppliers of telecommunications equipment. However, there has been a global trend towards privatization and deregulation of the state-owned telecommunications operations. This trend has found favor in the industrialized world, the emerging markets of the newly-industrialized countries, and various developing market countries which want to both capitalize on the value of the existing network and promote the development of the telecommunications network as an integral part of the economic infrastructure. The Company believes that the current trend of privatization and deregulation will continue, and that such trend could provide the Company with additional international opportunities.


MARKETING

     The Company sells products and services on a domestic and international basis to both the public and private network markets through various sales and distribution channels. The Company's internal sales group is a direct sales force, divided into market business segments. The Company also sells through third-party distributors such as original equipment manufacturers ("OEMs") and sales representatives.

     In 1993, the Company entered into separate agreements with Nokia Telecommunications Oy of Finland ("Nokia") and a European subsidiary of Northern Telecom Ltd. ("Northern") to distribute the iMTN. The agreement with Nokia, a leading worldwide supplier of wireless communications systems, will allow Nokia to market the iMTN on a nonexclusive basis in Scandinavia and certain other countries. The agreement with Northern grants the European subsidiary of Northern the exclusive right to market the iMTN system in certain European countries and a nonexclusive right to market the iMTN system in certain other countries.


INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

     Revenue generated from export sales in 1991 was $48,012,000. Revenue generated from export sales was less than ten percent of consolidated revenue in 1993 and 1992. Revenue and assets of the Company's foreign operations for those same periods were less than ten percent of the Company's consolidated revenue and total assets, respectively.

     For the year ended December 31, 1993, MCI, Ameritech, Motorola, Bell Atlantic, and NYNEX accounted for 18 percent, 13 percent, 12 percent, 11 percent, and 11 percent, respectively, of the Company's consolidated revenue. The termination or material reduction of the purchases of the Company's products by any of the above-named companies could have a material effect on the Company.


BACKLOG

     The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $320,000,000 and $200,000,000 on December 31, 1993 and December 31, 1992,
respectively. Approximately $70,000,000 of orders included in the December 31, 1993 backlog are scheduled for delivery after December 31, 1994. However, all orders are subject to possible rescheduling by customers. While the Company believes that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.


RESEARCH AND PRODUCT DEVELOPMENT

     The industry in which the Company operates is characterized by rapidly-changing technological and market conditions which may shorten product life cycles. The Company's future competitive position will depend not only upon successful production and sales of its existing products, but also upon its ability to develop and produce, on a timely basis, new products to meet existing and anticipated industry demands. The Company is currently engaged in the development of several new products, including the iMTN and the iBSS. During the product development process, the Company invests a substantial amount of resources in products which often require extensive field testing and evaluation prior to actual sales to its customers.

     The Company's research and product development costs charged to expense were $86,620,000, $68,303,000, and $63,842,000 for the years ended December 31,
1993, 1992, and 1991, respectively. Additionally, approximately $21,947,000, $18,097,000, and $22,793,000 of software development costs were capitalized in the Consolidated Balance Sheets in 1993, 1992, and 1991, respectively.


COMPETITION

     The segments of the telecommunications industry in which the Company competes are intensely competitive and are characterized by continual advances in technology. The Company believes that it enjoys a strong competitive position due to its large installed base, its strong relationship with key customers, and its technological leadership and new product development capabilities. However, many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial, and personnel resources than those of the Company. The Company's ability to compete is dependent upon several factors, including product features, innovation, quality, reliability, service support, price, and the retention and attraction of qualified design and development personnel.

     Due to its breadth of product offerings, the Company has different competitors in each of the markets which it serves. The Company's primary competitors in the tandem switching and intelligent network markets are AT&T and Northern. In the ATM switching market, AT&T and Fujitsu, Ltd. ("Fujitsu") are the Company's primary competitors. The Company's primary competitors in the digital cross-connect market are AT&T, Alcatel Network Systems, and Tellabs, Inc. The Company's primary competitors in the access market are AT&T, R-TEC, a wholly-owned subsidiary of Reliance Electric Co., and Fujitsu.


MANUFACTURING AND SUPPLIERS

     The Company generally uses standard parts and components for its products, and believes that, in most cases, there are a number of alternative, qualified vendors for most of those parts and components. The Company purchases certain custom components and products from single suppliers. The Company believes that the manufacturers of the particular custom components and products should be able to meet expected future demands. Although the

Company has not experienced any material adverse effects from the inability to obtain timely delivery of needed components, an unanticipated failure of any significant supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components could have an adverse effect on the Company's revenues and profitability. In addition, the Company's products contain a number of subsystems or components acquired from other manufacturers on an OEM basis. These OEM products are often available only from a limited number of manufacturers. In the event that an OEM product was no longer available from a current OEM vendor, second sourcing would be required and could delay customer deliveries which could have an adverse effect on the Company's revenues and profitability.


PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

     The Company has been awarded patents and has patent applications pending in the United States and certain foreign countries. There can be no assurance that any of these applications will result in the award of a patent, or that the Company would be successful in defending its patent rights in any subsequent infringement actions. Because of the existence of a large number of third-party patents in the telecommunications field and the rapid rate of issuance of new patents, some of the Company's products, or the use thereof, could infringe third-party patents. If any such infringement exists, the Company believes that, based upon historical industry practice, it or its customers should be able to obtain any necessary licenses or rights under such patents upon terms which would not be materially adverse to the Company.

     In addition to the patent protection described above, the Company protects its software through contractual arrangements with its customers and through copyright protection procedures.


ENVIRONMENTAL AFFAIRS

     The Company's manufacturing operations are subject to numerous federal, state, and local laws and regulations designed to protect the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or the competitive position of the Company.

EMPLOYEES

     As of December 31, 1993, the Company had a total of 4,041 employees. The Company is not a party to any collective bargaining agreement.


ITEM 2.  PROPERTIES

     The Company owns two buildings and approximately 250 acres of land in Plano, Texas, of which 148 acres were acquired in 1994. One of the buildings is a 282,000 square foot office building. The other building is a 421,000 square foot manufacturing and assembly facility. As of December 31, 1993, the Company had under lease approximately 949,280 square feet of office, manufacturing, and warehouse space in suburban Dallas, Texas; Santa Clara, California; Petaluma, California; and Aguadilla, Puerto Rico under leases expiring between September 30, 1994 and September 30, 2002. Subsequent to December 31, 1993, the Company entered into a lease for approximately 65,000 square feet of office space in Feltham, England expiring on March 25, 2004, which replaced a lease in Weybridge, England for 10,000 square feet expiring March 31, 1994. The Company also has under lease smaller facilities, including sales offices, in the United States, Canada, Japan, Australia, Singapore, and Taiwan, with leases expiring between June 30, 1994 and June 30, 2002. The Company believes that the above-described facilities are suitable and adequate to meet the Company's production requirements.


ITEM 3.  LEGAL PROCEEDINGS

     In July, 1991, three complaints were filed in the United States District Court for the Northern District of Texas by three individuals on behalf of themselves and, purportedly, on behalf of an alleged class of persons who purchased common stock of the Company during the period from February 7, 1991 through July 9, 1991. Named as defendants in these actions are the Company, two of the Company's principal officers, and a former principal officer of the Company. In December, 1991, four plaintiffs, including each of the three original plaintiffs, filed a Consolidated Complaint (the "Consolidated Complaint") in the United States District Court for the Northern District of Texas against the Company and six individuals, each of whom is either a present or former officer of the Company, including two present directors and one former director. The Consolidated Complaint amends and consolidates the three original complaints and purports to be a class action on behalf of an alleged class of persons who purchased common stock of the Company during the period from February 7, 1991 through October 31, 1991.

     The Consolidated Complaint alleges violations of Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and negligent misrepresentation as a result of alleged misrepresentations and omissions with respect to information contained in press releases, reports to the Company's shareholders, and certain filings and periodic reports filed with the

Securities and Exchange Commission by the Company. The plaintiffs allege that the Company made certain misleading statements regarding the quality and reliability of its products and the Company's financial condition and its prospects. The Consolidated Complaint seeks actual and punitive damages in
unspecified amounts, prejudgment interest, and attorneys' fees.   On February 3,
1992, the Company filed a motion with the Court seeking dismissal of the complaint. In March, 1993, the Court dismissed the Consolidated Complaint without prejudice. On February 25, 1994, the United States Fifth Circuit Court of Appeals affirmed the Court's decision to dismiss the Consolidated Complaint. The plaintiffs filed a petition for a rehearing on March 25, 1994.

     On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a suit in Delaware Chancery Court, derivatively purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald and all other benefits of Mr. Donald, including previously-granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. The individual defendants will file a responsive pleading and intend to vigorously contest Grimes' claims.

     On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; Alan E. Negrin ("Negrin"); and Henri Sulzer ("Sulzer") in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-93CV126. The Company seeks a declaratory judgment that Negrin and Sulzer are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements entered into with the Company. The Company further seeks a declaration that AFC's products, including the UMC 1000 digital loop carrier, are the proprietary property of the Company under the terms of certain Proprietary Information Agreements and certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breach of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and a California statutory antitrust act known as the Cartwright Act. AFC further claims that the Company has (a) tortiously interfered with existing and prospective contractual relationships, (b) committed industrial espionage and misappropriation, (c) trespassed on AFC's business premises,
(d) converted certain property of AFC, and (e) committed unfair competition.
AFC also seeks a declaratory judgment that it owns all rights to its product, the UMC Digital Loop Carrier. AFC asks the court to award unspecified actual damages, treble damages under the antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against all of the defendants and valid defenses to all of the counterclaims. The case is in the early stages of discovery, and the Company intends to vigorously prosecute its claims and defend all of the defendants' counterclaims.

     The Company does not believe that the ultimate resolution of any of these suits will have a material adverse effect on its consolidated financial position.

     The Company is also a party to other legal proceedings which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company. As of March 1, 1994, the executive officers of the Company are as follows:

           NAME             AGE         PRESENT POSITION(S) WITH COMPANY
           ----             ---         --------------------------------
Allen R. Adams              44          Senior Vice President

Wylie D. Basham             55          Vice President

Michael R. Bernique         50          Senior Vice President

John W. Bischoff            45          Vice President

David T. Boyce              43          Vice President

Gerald G. Carlton           58          Vice President

Robert W. Clark             42          Vice President

James L. Donald             62          Chairman of the Board, President,
                                        and Chief Executive Officer

Daryl J. Eigen              46          Vice President

John H. Montgomery          56          Vice President

Gerald F. Montry            55          Senior Vice President, Chief
                                        Financial Officer, and Director

William R. Tempest          50          Vice President, Secretary, and
                                        General Counsel

Hensley E. West             49          Senior Vice President


     Allen R. Adams joined the Company in 1979, as Director of Hardware and Systems Development. Since 1979, Mr. Adams has held a variety of project and design engineering positions. In May, 1991, Mr. Adams was elected Vice President. Mr. Adams was elected Senior Vice President in February, 1993.

     Wylie D. Basham was named to the position of Vice President, Transmission Products Division in 1993. Mr. Basham has held a variety of management positions since joining the Company in 1983.

     Michael R. Bernique joined the Company in 1989, as Vice President, Sales. Since joining the Company, Mr. Bernique has held a number of management positions. In 1993, Mr. Bernique was named to the position of Senior Vice President, North American Sales.

     John W. Bischoff joined the Company in 1989, as Vice President, Quality and Reliability Assurance.

     David T. Boyce joined the Company in 1989, as Managing Director, DSC Communications (Europe) Limited. In March, 1992, Mr. Boyce was named to the position of Vice President, International Sales and Service.

     Gerald G. Carlton joined the Company in 1988, as Vice President, Administration, responsible for all of the Company's national and international human resource functions and corporate facilities management activities.

     Robert W. Clark has held a variety of positions since joining the Company in 1982, including Vice President, Program Management. In 1991, Mr. Clark was named to the position of Vice President, Customer Service.

     James L. Donald became President and a director of the Company in March, 1981. He was elected Chief Executive Officer in August, 1981. Mr. Donald was elected Chairman of the Company's Board of Directors in 1989.

     Daryl J. Eigen joined the Company in 1993, as Vice President, Corporate Marketing and Planning. Prior to joining the Company, Mr. Eigen was employed by Siemens Stromberg-Carlson since 1984, where his most recent position was that of Vice President, Central Region.

     John H. Montgomery joined the Company as Vice President, Customer Premises Products in 1990, when the Company acquired Integrated Telecom Corporation ("Integrated"). Since 1988, Mr. Montgomery served as President of Integrated. From 1981 through 1987, Mr. Montgomery was employed by the Company in various senior management capacities.

     Gerald F. Montry joined the Company in 1986, as Senior Vice President and Chief Financial Officer. In 1989, Mr. Montry was elected to the Company's Board of Directors.

     William R. Tempest joined the Company in October, 1982, as General Counsel. He was elected Secretary of the Company in December, 1982, and Vice President in 1986.

     Hensley E. West joined the Company in 1987, as Vice President, Sales. Since joining the Company, Mr. West has held a variety of management positions, including his present position as Senior Vice President, Access Products Division.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock prices are listed daily in THE WALL STREET JOURNAL and other publications under the NASDAQ National Market System of the over-the-counter listing with the abbreviation "DSC Commun" or "DSC". The stock is traded in the NASDAQ National Market System with the ticker symbol "DIGI".

     The following were the high and low close prices of the Company's stock per the NASDAQ National Market System:

     1994:                                High          Low
     ----                                 ----          ---
     First Quarter                       69 3/4        52 3/4
       (through March 1, 1994)

     1993:                                High          Low
     ----                                 ----          ---
     4th Quarter                         70 3/8        53 7/8
     3rd Quarter                         66 3/4        49 1/8
     2nd Quarter                         50 3/4        26 1/8
     1st Quarter                         28 3/4        21 5/8

     1992:                                High          Low
     ----                                 ----          ---
     4th Quarter                         22 7/8        11 7/8
     3rd Quarter                         12 1/4         4 3/8
     2nd Quarter                          5 3/4         4 1/8
     1st Quarter                          6 5/8         3 3/4

     The Company has not paid or declared any cash dividends on the common stock since its organization. The closing price of the Company's common stock on March 1, 1994, was $53.125 per share. As of December 31, 1993, there were 3,462 shareholders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)


                                       1993        1992      1991(A)    1990(A)(B)    1989
                                    ---------   ---------   ---------   ---------   ---------
SUMMARY OF OPERATIONS FOR THE
YEAR ENDED:
 Revenue . . . . . . . . . . . . .  $ 730,774   $ 536,319   $ 461,455   $ 519,298   $ 429,730
 Operating costs and
   expenses. . . . . . . . . . . .    620,598     493,888     543,360     475,726     376,206
 Operating income (loss) . . . . .    110,176      42,431     (81,905)     43,572      53,524
 Financing costs, net. . . . . . .        565      17,215      21,267      16,254       8,799
 Net income (loss) . . . . . . . .  $  81,660   $  11,594   $(108,328)  $  20,122   $  33,324
                                    ---------   ---------   ---------   ---------   ---------
                                    ---------   ---------   ---------   ---------   ---------
 Income (loss) per share . . . . .  $    1.53   $    0.25   $   (2.62)  $    0.47   $    0.79
                                    ---------   ---------   ---------   ---------   ---------
                                    ---------   ---------   ---------   ---------   ---------
FINANCIAL POSITION AT YEAR END:
 Cash and marketable
  securities . . . . . . . . . . .  $ 313,808   $  69,839   $  26,366   $  34,974      68,272
 Working capital . . . . . . . . .    406,752      79,010       4,991     153,331     233,604
 Property and equipment, net . . .    179,783     149,209     165,952     189,782     147,978
 Total assets. . . . . . . . . . .    900,417     547,669     599,914     759,424     569,995
 Long-term and short-term
  debt . . . . . . . . . . . . . .     70,412     140,409     281,715     315,714     190,840
 Shareholders' equity(C) . . . . .    617,800     202,627     174,686     279,221     253,916

OTHER FINANCIAL INFORMATION:
 Book value per share of
  common stock . . . . . . . . . .  $   11.23   $    4.59   $    4.19   $    6.86   $    6.32
 Ratio of current assets to
  current liabilities. . . . . . .        3.1         1.4         1.0         1.6         2.8
 Ratio of long-term and
  short-term debt to
  shareholders' equity . . . . . .       11.4%       69.3%      161.3%      113.1%       75.2%

(Dollars in thousands, except per share data)


                                       1993        1992      1991(A)    1990(A)(B)    1989
                                    ---------   ---------   ---------   ---------   ---------
OTHER DATA:
 Shares used to compute
  income (loss) per share
  (in thousands) . . . . . . . . .     53,325      46,599      41,339      42,874      42,319
 Common shares outstanding
  at year end
  (in thousands) . . . . . . . . .     55,018      44,115      41,675      40,695      40,169
 Shareholders of record at
  year end . . . . . . . . . . . .      3,462       4,948       6,110       6,001       4,934
 Total employees at year
  end. . . . . . . . . . . . . . .      4,041       3,301       3,262       4,043       3,317
- ---------------------------------------------------------------------------------------------

(A) For the years ended December 31, 1991 and 1990, the Company recorded special charges of $48,084 and $7,544, respectively. See Notes to Consolidated Financial Statements for further discussion related to the 1991 special charges. The 1990 special charges resulted from the write-down of assets of $4,039 associated with a minority-owned joint venture and restructuring costs of $3,505.

(B) In July 1990, the Company acquired Optilink Corporation (Optilink). Accordingly, Optilink's results of operations have been included in the Company's consolidated financial data beginning in August 1990. If the acquisition had occurred at the beginning of 1990, after giving effect to certain adjustments, the consolidated results of operations of the Company and Optilink on an unaudited pro forma basis would have been: Revenue - $524,571, Net Income - $9,621 and Income per share $0.22.

(C)  Since inception, the Company has not declared or paid a cash dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1993, DSC Communications Corporation achieved record revenue levels, a strong operating performance, and ended 1993 with a significantly improved financial position. Revenue grew 36%, while net income increased to $81.7 million, or $1.53 per share, compared to net income of $11.6 million, or $0.25 per share, in 1992. Cash and marketable securities grew to over $313 million at the end of 1993, and debt as a percentage of shareholders' equity declined to 11.4% from 69.3% at the end of 1992.

FINANCIAL CONDITION AND LIQUIDITY

The Company ended 1993 and 1992 with the following:

                                                             December 31,
                                                             ------------
                                                          1993         1992
                                                          ----         ----
                                                            (in millions)
Cash and cash equivalents  . . . . . . . . . . . .     $ 154.9       $ 69.8
Marketable securities  . . . . . . . . . . . . . .       158.9           --
Non-debt working capital, excluding
  cash and cash equivalents and
  marketable securities  . . . . . . . . . . . . .       106.6         21.0
Senior debt, including
  current maturities . . . . . . . . . . . . . . .        34.0         32.3
Subordinated convertible debentures  . . . . . . .        36.4        108.1

Two major transactions in 1993 significantly impacted the Company's financial condition and enhanced its long-term liquidity. The Company sold 3.5 million shares of its common stock in a public offering which generated $231.1 million in cash. In addition, the $71.5 million of outstanding 7 3/4% subordinated convertible debentures were converted into 3.8 million shares of common stock.

Cash of $79.3 million was also generated from operating activities. Income, before depreciation and amortization, exceeded receivable and inventory growth of $72.0 million, while non-debt current liabilities did not change significantly during 1993. Receivables and inventory grew as business levels increased. Inventory velocity improved to approximately four turns by the end of 1993.

Capital expenditures were $71.0 million during 1993. The Company's business expansion during 1993 and expected future domestic and international growth have and will continue to increase capital requirements including facilities, and manufacturing and development equipment and software. As a result of this expected business expansion, it is anticipated that 1994 capital requirements should substantially exceed 1993 capital expenditures. In February 1994, the Company acquired 148 acres of land for approximately $16.4 million. This acreage, along with 42 acres acquired in late 1993, is located near the Company's present campus location and will be used for future building expansion. The timing and extent of building expansion will be dependent on future business growth.

The Company's commitment to research and product development continued in 1993 with $86.6 million expensed for research and product development costs and $21.9 million capitalized as software development costs. These costs are primarily related to expenditures for various new products which are expected to contribute to revenue in future periods.

In addition to the sale of stock to the public, other financing activities included $20.1 million of proceeds from the issuance of common stock under employee stock plans, additional secured borrowings of $20.1 million, and scheduled payments under existing loan agreements of $18.5 million. Scheduled long-term debt maturities for the three years ending December 31, 1996 are $13.7 million, $11.1 million, and $9.2 million, respectively. The Company periodically finances facilities and equipment requirements under operating leases. At December 31, 1993, operating lease obligations were $62.8 million, of which scheduled lease payments for 1994 - 1996 were $17.7 million, $13.7 million and $8.9 million, respectively.

In February 1994, the Company entered into a new unsecured revolving credit agreement providing for borrowings up to $50.0 million, reduced by the amount of outstanding letters of credit not to exceed $25.0 million. The new agreement expires in February 1997. See "Credit Agreements" in Notes to Consolidated Financial Statements. The new agreement replaces a $22.5 million credit agreement which was secured by domestic receivables and inventories and expired on February 28, 1994. The Company had no borrowings under existing credit agreements during 1993.

In January 1994, the Company called for redemption of all of its $36.4 million outstanding 8% subordinated convertible debentures. As a result, in February 1994, debenture holders converted approximately $34.7 million of debentures into approximately 637,000 shares of the Company's common stock and redeemed approximately $1.7 million for cash.

The Company believes that it has the financial resources required to support its expected business growth, including working capital expansion, necessary capital expenditure requirements, operating lease obligations, and scheduled debt payments.

The Company is a party to certain litigation, as discussed in "Commitments and Contingencies" in Notes to Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position.

RESULTS OF OPERATIONS

1993 Compared to 1992

Revenue for 1993 increased 36% to $730.8 million compared to $536.3 million in 1992. Net income was $81.7 million, or $1.53 per share, compared to a net income of $11.6 million, or $0.25 per share, for the year ended December 31, 1992.

The Company's 1993 revenue growth was due to a higher volume of switching and access product shipments. Switching products revenue increased 13% over 1992 and represented 45% of consolidated revenue compared to 54% in 1992. The increase in switching products revenue was due, in part, to a higher volume of hardware and software deliveries for customer expansion and upgrades of existing switching systems. This more than offset a reduction in signal transfer point (STP) system product deliveries from the volume achieved in 1992 when several domestic customers populated their networks with the Company's STP's.

Access products revenue accounted for approximately 28% of consolidated revenue in 1993 compared to 8% in 1992 as the Company began delivery on several major customer orders received in 1992 and 1993. While the access products group achieved profitability in the last half of 1993, a loss was recorded for the full year. Future profitability will be dependent upon product mix, cost reduction activities, and economies and benefits from continued higher levels of customer deliveries. As a result, the Company believes that as deliveries of access products continue to increase, and as further cost reduction activities are successful, the Company's operating performance will be favorably impacted in the future.

Revenue of transmission products grew slightly in 1993 over 1992 and represented 19% of 1993 revenue compared to 24% of 1992 revenue.

Cost of revenue of $412.8 million in 1993 represented 56.5% of total revenue, compared to 62.2% in 1992. The Company benefited from cost reduction activities, increased operating efficiencies, and production efficiencies due to the higher business volumes, while the higher volume of lower margin access products revenue impacted product cost as a percentage of revenue. Certain of the Company's products typically produce gross margin content greater than other Company products. As a result, shifts in the product mix of the Company's consolidated revenue in the future could impact gross margin as a percentage of revenue.

Research and product development expenses increased in 1993 to $86.6 million, or 11.9% of revenue, compared to $68.3 million in 1992, or 12.7% of revenue. This increase reflects the Company's continued commitment to the development of new products which are targeted to high growth markets.

Selling, general and administrative expenses were $112.7 million in 1993, or 15.4% of revenue, compared to $87.0 million, or 16.2% of revenue, in 1992. The higher expense level reflects increased domestic and international selling and marketing activities, expansion of the Company's customer base and an increased level of incentive compensation. See "Incentive Compensation" in the Notes to Consolidated Financial Statements for further information.

Interest expense declined $15.1 million in 1993 compared to the 1992 period. This reduction was due to the repayment of over $134.0 million of senior unsecured debt during the last half of 1992 and conversion of $71.5 million of 7 3/4% subordinated convertible debentures into approximately 3.8 million shares of the Company's common stock during the 1993 first quarter.

Other expense, net in 1993 declined by $8.2 million from $8.3 million in 1992. The 1993 amount includes a $2.2 million gain from the sale of securities acquired several years ago as part of financing provided to a customer. The 1992 amount included provisions for litigation, senior unsecured debt restructuring costs, certain facilities costs and higher cash discounts taken by customers in the first half of 1992 for early payment on receivables.

The Company's effective income tax rate was 25% for the year ended December 31, 1993. See "Income Taxes" in Notes to Consolidated Financial Statements for further information.

As discussed in Financial Condition and Liquidity above, the Company issued approximately 3.5 million shares of common stock in a public offering in October 1993, which will increase the amount of weighted average shares outstanding used to compute earnings per share in 1994. Until required to support expected future business growth, the proceeds from the public offering are expected to be invested in interest bearing marketable securities which will increase interest income in the future.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." The implementation of this standard had no financial impact to the Company since post retirement benefits currently provided are reimbursed by the retirees.

1992 Compared to 1991

The Company's 1992 operating results reflect significant improvement in operating performance.

Overall, revenue for 1992 increased 16% to $536.3 million compared to $461.5 million in 1991. Net income was $11.6 million, or $0.25 per share, compared to a net loss of $108.3 million, or $2.62 per share, in 1991. The results for the year ended December 31, 1991 included non-cash charges of (i) approximately $48.1 million related primarily to a write-down of assets, provision for doubtful receivables, and restructuring and consolidation costs and
(ii) approximately $7.0 million of charges (included in costs of revenue) relating primarily to excess and obsolete inventory.

The Company's 1992 revenue growth was due to a higher volume of switching products and an increase in shipments of access products. Switching revenue represents 54% of consolidated revenue in 1992 compared to 49% of consolidated revenue in 1991. The significant increase in switching revenue was in part due to increased shipments of signal transfer points (STP's) including a growth in software revenue, partially offset by a lower volume of certain tandem products. Deliveries of STP's in 1991 were unfavorably impacted by a number of factors, including service outages experienced by certain customers.

Revenue of transmission products represented 24% of 1992 revenue compared to 29% of 1991 revenue. Access products revenue accounted for approximately 8% of consolidated revenue in 1992 compared to 3% in 1991 with substantial volume increases during the last half of 1992. While shipments have increased, the access products division did not have the volumes necessary in 1992 to achieve profitability.

Cost of revenue of $333.5 million in 1992 represented 62.2% of total revenue, compared to 73.3% in 1991. The 1992 improvement was due to increased deliveries of higher margin switching products, including a larger component of software revenue, higher production levels which lowered fixed costs as a percentage of revenue, cost reductions and increased operating efficiencies.

Research and product development expenses increased in 1992 to $68.3 million, or 12.7% of revenue, compared to $63.8 million in 1991, or 13.8% of revenue.

Selling, general and administrative expenses were $87.0 million in 1992 or 16.2% of revenue compared to $88.6 million or 19.2% of revenue in 1991. The decrease is primarily due to the impact of the Company's 1991 actions to improve operating efficiency and reduce costs.

Other operating costs in 1992 were $5.1 million as compared to $4.4 million in 1991, exclusive of the $48.1 million of special charges recorded in 1991.

Interest expense of $21.3 million declined $4.1 million from 1991 due to an overall decline in the average outstanding borrowings and a decline in the average cost of borrowing.

Other expense, net, of $8.3 million in 1992 increased by $4.7 million from $3.6 million in 1991 primarily as a result of provisions recorded in 1992 for litigation, senior unsecured debt restructuring costs and certain idled facilities costs. In addition, higher cash discounts taken by customers, primarily in the first half of 1992, for early payments on receivables increased other expense, net, in 1992. See "Other expense, net" in Notes to Consolidated Financial Statements.

See "Income Taxes" in Notes to Consolidated Financial Statements for further information relating to income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSC Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)



                                                   Years ended December 31,
                                              ---------------------------------
                                                 1993        1992        1991
                                              ---------   ---------   ---------
Revenue. . . . . . . . . . . . . . . . . . .  $ 730,774   $ 536,319   $ 461,455
Operating costs and expenses:
  Cost of revenue. . . . . . . . . . . . . .    412,805     333,543     338,373
  Research and product development . . . . .     86,620      68,303      63,842
  Selling, general and administrative. . . .    112,723      86,951      88,621
  Special charges. . . . . . . . . . . . . .         --          --      48,084
  Other operating costs. . . . . . . . . . .      8,450       5,091       4,440
                                              ---------   ---------   ---------
    Total operating costs and expenses . . .    620,598     493,888     543,360
                                              ---------   ---------   ---------

Operating income (loss). . . . . . . . . . .    110,176      42,431     (81,905)
Interest expense . . . . . . . . . . . . . .      6,256      21,347      25,457
Interest income. . . . . . . . . . . . . . .     (5,691)     (4,132)     (4,190)
Other expense, net . . . . . . . . . . . . .        155       8,322       3,647
                                              ---------   ---------   ---------
  Income (loss) before income taxes. . . . .    109,456      16,894    (106,819)
Income taxes . . . . . . . . . . . . . . . .     27,796       5,300       1,509
                                              ---------   ---------   ---------
      Net income (loss). . . . . . . . . . .  $  81,660   $  11,594   $(108,328)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

Income (loss) per share. . . . . . . . . . .  $    1.53   $   0.25    $   (2.62)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

Average shares used in per
 share computations. . . . . . . . . . . . .     53,325      46,599      41,339
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

See accompanying Notes to Consolidated Financial Statements.

DSC Communications Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                December 31,
                                                           --------------------
                                                              1993       1992
                                                           ---------  ---------
Assets
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . $ 154,888  $  69,839
  Marketable securities. . . . . . . . . . . . . . . . . .   158,920         --
  Receivables. . . . . . . . . . . . . . . . . . . . . . .   139,962     90,370
  Inventories. . . . . . . . . . . . . . . . . . . . . . .   122,869    100,445
  Contract development costs . . . . . . . . . . . . . . .     5,978      6,036
  Other current assets . . . . . . . . . . . . . . . . . .    19,414      8,116
                                                           ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . .   602,031    274,806
                                                           ---------  ---------
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . .   179,783    149,209
LONG-TERM RECEIVABLES. . . . . . . . . . . . . . . . . . .    16,515     20,952
CAPITALIZED SOFTWARE DEVELOPMENT COSTS . . . . . . . . . .    33,485     29,083
COST IN EXCESS OF NET ASSETS OF BUSINESSES
  ACQUIRED, NET. . . . . . . . . . . . . . . . . . . . . .    50,317     62,238
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . .    18,286     11,381
                                                           ---------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . $ 900,417  $ 547,669
                                                           ---------  ---------
                                                           ---------  ---------
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . . . $  48,450  $  35,287
  Accrued liabilities. . . . . . . . . . . . . . . . . . .   112,993     95,474
  Customer advances. . . . . . . . . . . . . . . . . . . .    15,712     50,942
  Income taxes payable . . . . . . . . . . . . . . . . . .     4,460      2,301
  Current portion of long-term debt. . . . . . . . . . . .    13,664     11,792
                                                           ---------  ---------
    Total current liabilities. . . . . . . . . . . . . . .   195,279    195,796
                                                           ---------  ---------

LONG-TERM DEBT, NET OF CURRENT PORTION . . . . . . . . . .    56,748    128,617
NONCURRENT INCOME TAXES AND OTHER LIABILITIES. . . . . . .    30,590     20,629

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued-60,047 in
    1993 and 49,144 in 1992; outstanding-55,018 in
    1993 and 44,115 in 1992. . . . . . . . . . . . . . . .       600        491
  Additional capital . . . . . . . . . . . . . . . . . . .   558,222    224,818
  Retained earnings. . . . . . . . . . . . . . . . . . . .   102,435     20,775
                                                           ---------  ---------
                                                             661,257    246,084
  Treasury stock, at cost, 5,029 shares in 1993 and
      1992 . . . . . . . . . . . . . . . . . . . . . . . .   (43,457)   (43,457)
                                                           ---------  ---------
    Total shareholders' equity . . . . . . . . . . . . . .   617,800    202,627
                                                           ---------  ---------
      Total liabilities and shareholders' equity . . . . . $ 900,417  $ 547,669
                                                           ---------  ---------
                                                           ---------  ---------

See accompanying Notes to Consolidated Financial Statements.

DSC Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Years ended December 31,
                                              ---------------------------------
                                                 1993        1992        1991
                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . .  $  81,660   $  11,594   $(108,328)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization. . . . . .     44,334      43,628      45,635
    Amortization of capitalized
     software development costs. . . . . . .     17,545      18,577      23,406
    Special charges. . . . . . . . . . . . .         --          --      48,084
    Income tax benefit related to stock
     options . . . . . . . . . . . . . . . .      5,800       1,860          --
    Utilization of preacquisition net
     operating loss carryforwards. . . . . .      8,300          --          --
    Other. . . . . . . . . . . . . . . . . .     (2,888)      1,217         885
 Changes in operating assets and
  liabilities, net of effects of special
  charges in 1991:
    (Increase) decrease in current and
     long-term receivables . . . . . . . . .    (51,084)     22,370      58,871
    (Increase) decrease in inventories . . .    (31,444)     41,127      23,537
    Decrease in contract development
     costs . . . . . . . . . . . . . . . . .         58       5,280       2,001
    (Increase) decrease in other current
     assets. . . . . . . . . . . . . . . . .     (4,024)      4,814      (3,336)
    Increase (decrease) in current
     payables and accruals . . . . . . . . .     36,331      16,955     (16,925)
    Increase (decrease) in customer
     advances. . . . . . . . . . . . . . . .    (35,230)     45,468     (11,222)
 Increase in noncurrent income taxes
  and other liabilities. . . . . . . . . . .      9,961       6,217       2,919
                                              ---------   ---------   ---------
        NET CASH PROVIDED BY OPERATING
        ACTIVITIES . . . . . . . . . . . . .     79,319     219,107      65,527
                                              ---------   ---------   ---------

               (Continued)

DSC Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

                                                   Years ended December 31,
                                              ---------------------------------
                                                 1993        1992        1991
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment . . . .    (71,028)    (25,814)    (24,640)
 Purchases of marketable securities. . . . .   (178,635)         --          --
 Proceeds from sales of
  marketable securities. . . . . . . . . . .     19,715          --          --
 Additions to capitalized software
  development costs. . . . . . . . . . . . .    (21,947)    (18,097)    (22,793)
 Other . . . . . . . . . . . . . . . . . . .      4,828       1,997        (209)
 Book value of asset dispositions. . . . . .        621       1,617       2,622
                                              ---------   ---------   ---------
        NET CASH USED FOR INVESTING
        ACTIVITIES . . . . . . . . . . . . .   (246,446)    (40,297)    (45,020)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from public offering of common
  stock. . . . . . . . . . . . . . . . . . .    231,149          --          --
 Borrowings under debt arrangements. . . . .     20,137       1,269     104,759
 Payments of short and long-term debt  . . .    (18,471)   (147,060)   (139,322)
 Costs related to debt redemption. . . . . .       (755)         --          --
 Proceeds from sale/leaseback. . . . . . . .         --          --       1,962
 Proceeds from the sale of common stock
  from employee stock programs . . . . . . .     20,116      10,454       3,486
                                              ---------   ---------   ---------
        NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES . . . . . . . .    252,176    (135,337)    (29,115)
                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . .     85,049      43,473      (8,608)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . . . .     69,839      26,366      34,974
                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD . . . . . . . . . . . . . . . . . .  $ 154,888   $  69,839   $  26,366
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid . . . . . . . . . . . . . . .  $   7,459   $  22,955   $  25,066
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
 Income taxes paid . . . . . . . . . . . . .  $   4,359   $     204   $   3,937
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

See accompanying Notes to Consolidated Financial Statements.

DSC Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

                                  Common Stock
                                 ---------------              Accumulated
                                  Shares    Par               Translation               Cost of
                                   Out-    Value  Additional     Adj-      Retained    Treasury
                                 standing  $.01    Capital      ustment    Earnings     Shares      Total
                                 --------  -----  ----------  -----------  ---------  ----------  ---------
BALANCES, December 31, 1990. . .  40,695   $ 456   $ 202,967     $ 241     $ 117,509  $ (41,952)  $ 279,221
  Shares purchased for
   treasury. . . . . . . . . . .      (2)     --          --        --            --         --          --
  Shares issued upon
   exercise of options . . . . .     166       2         818        --            --         --         820
  Shares issued for stock
   purchase plans. . . . . . . .     503       5       2,680        --            --         --       2,685
  Restricted shares issued
   to employees, net of
   unearned compensation . . . .     313       3         287        --            --         --         290
  Translation adjustments. . . .      --      --          --        (2)           --         --          (2)
  Net loss . . . . . . . . . . .      --      --          --        --      (108,328)        --    (108,328)
                                  ------   -----   ---------     ------    ---------- ----------  ----------
BALANCES, December 31, 1991. . .  41,675     466     206,752       239         9,181    (41,952)    174,686
  Shares purchased for
   treasury. . . . . . . . . . .     (98)     --          --        --            --     (1,505)     (1,505)
  Shares issued upon
   exercise of options . . . . .   2,221      22      14,582        --            --         --      14,604
  Shares issued for stock
   purchase plans. . . . . . . .     226       2         912        --            --         --         914
  Income tax benefit related
   to stock options. . . . . . .      --      --       1,860        --            --         --       1,860
  Restricted shares issued
   to employees, net of
   unearned compensation and
   forfeitures . . . . . . . . .      90       1         694        --            --         --         695
  Conversion of 7.75%
   subordinated convertible
   debentures into
   common stock. . . . . . . . .       1      --          18        --            --         --          18
  Translation adjustments. . . .      --      --          --      (239)           --         --        (239)
  Net income . . . . . . . . . .      --      --          --        --        11,594         --      11,594
                                  ------   -----   ---------     ------    ---------- ----------  ----------
BALANCES, December 31, 1992. . .  44,115     491     224,818        --        20,775    (43,457)    202,627
  Shares issued by public
   offering, net of expenses . .   3,450      35     231,114        --            --         --     231,149
  Shares issued upon
   exercise of options . . . . .   1,809      18      15,890        --            --         --      15,908
  Shares issued for stock
   purchase plans. . . . . . . .   1,543      15       6,296        --            --         --       6,311
  Income tax benefit related
   to stock options. . . . . . .      --      --       5,800        --            --         --       5,800
  Restricted shares issued
   to employees, net of
   unearned compensation . . . .     255       3       5,586        --            --         --       5,589
  Conversion of 7.75%
   subordinated convertible
   debentures into
   common stock, net of
   expenses. . . . . . . . . . .   3,842      38      68,523        --            --         --      68,561
  Conversion of 8.0%
   subordinated convertible
   debentures into
   common stock. . . . . . . . .       4      --         195        --            --         --         195
  Net income . . . . . . . . . .      --      --          --        --        81,660         --      81,660
                                  ------   -----   ---------     ------    ---------- ----------  ---------
BALANCES, December 31, 1993. . .  55,018   $ 600   $ 558,222     $  --     $ 102,435  $ (43,457)  $ 617,800
                                  ------   -----   ---------     ------    ---------- ----------  ---------
                                  ------   -----   ---------     ------    ---------- ----------  ---------


See accompanying Notes to Consolidated Financial Statements.

DSC Communications Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

     DSC Communications Corporation (the "Company") is a leading designer, developer, manufacturer and marketer of digital switching, transmission, access and private network system products for the worldwide telecommunications marketplace.
     The consolidated financial statements of the Company include the accounts of the Company and all its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated.
     Certain prior years' financial statement information has been reclassified to conform with the current year financial statement presentation.

Revenue Recognition

     Revenue is generally recognized when the Company has completed substantially all manufacturing and/or software development to customer specifications, factory testing has been completed and the product has been shipped. Additionally, for systems where installation requirements are the responsibility of the Company and payment terms are related to installation completion, revenue is generally recognized when the system has been shipped to the customer's final site for installation.
     Revenue under contracts with customers for development and customization of software is accounted for using the percentage-of-completion method as certain contracted milestones are completed. Revenue from technical assistance service contracts is recognized ratably over the period the services are performed.
     The Company establishes an allowance for potential returns pending completion of customer product acceptance and payment.

Warranty Costs

     The Company provides for estimated future warranty costs at the time revenue is recognized.

Cash and Cash Equivalents

     Cash equivalents are primarily short-term, interest bearing, high credit quality investments with major financial institutions and are subject to minimal risk. These investments have maturities at the date of purchase of three months or less (see "Investments in Debt and Equity Securities").

Investments in Debt and Equity Securities

     The Company has elected to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), in 1993. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115 in 1993.
     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At December 31, 1993, the Company had no investments that qualified as trading or held to maturity.
     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.
     At December 31, 1993, the Company's investments in debt and equity securities were classified as cash and cash equivalents and marketable securities. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

Inventories

     Inventories are valued at the lower of average cost or market. Inventories consisted of the following (in thousands):


                                                  December 31,
                                            -----------------------
                                              1993           1992
                                            --------       --------
Raw Material..............................  $ 47,845       $ 40,600
Work in Process...........................    12,471         11,106
Finished Goods............................    62,553         48,739
                                             -------        -------
                                            $122,869       $100,445
                                             -------        -------
                                             -------        -------


Contract Development Costs

     Costs incurred in the development of software and hardware which pertain to specific contracts with customers are capitalized at the lower of cost or net realizable value and charged to cost of revenue when the related revenue is recognized.

Property and Equipment

     Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:


Buildings........................................ 30-40 Years
Leasehold improvements...........................  1-20 Years
Manufacturing, development and test equipment....  3-10 Years
Office furniture, equipment and other............  3-10 Years

     Capital leases and equipment leased to customers under operating leases are amortized on a straight-line basis over the term of the lease. Amortization of these leases is included in depreciation expense.

Capitalized Interest

     Interest costs related to certain qualifying assets (primarily capitalized software development costs) are capitalized during their construction or development period and amortized over the economic life of the related assets. For the years ended December 31, 1993, 1992 and 1991, the Company capitalized $895,000, $1,112,000 and $725,000, respectively, of such interest costs.

Cost in Excess of Net Assets of Businesses Acquired, Net

     Cost in excess of net assets of businesses acquired generally is amortized on a straight-line basis over its estimated life. The Company periodically reviews the original assumptions and rationale utilized in the establishment of the carrying value and estimated life. The carrying value would be adjusted if significant facts and circumstances altered the Company's original assumptions and rationale.

     Cost in excess of net assets of businesses acquired, net, was $50,317,000 and $62,238,000 at December 31, 1993 and 1992, respectively. This represents the cost of acquiring businesses over the fair value of net assets received at the date of acquisition, net of accumulated amortization of $12,430,000 and $8,809,000 at December 31, 1993 and 1992, respectively. Amortization was computed by use of the straight-line method over the estimated life of the benefits received from the acquisitions and was included in "Other operating costs" in the Consolidated Statements of Operations. Additionally, the carrying value was reduced in 1993 by $8,300,000 as a result of utilization of preacquisition net operating loss carryforwards (see "Income Taxes").

Research and Development Expenditures

     Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of
technological feasibility.   The establishment of technological feasibility and
the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.
     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Capitalized software development costs were $33,485,000 and $29,083,000 at December 31, 1993 and 1992, respectively, net of accumulated amortization costs of $18,638,000 and $13,365,000, respectively. During 1991, the Company reduced the carrying value of certain capitalized software development costs by approximately $9,500,000 to their estimated net realizable value (see "Special Charges").

     All other research and development expenditures are charged to research and development expense in the period incurred.

Debt Issuance Cost

     Costs associated with the borrowing of funds and placement of debt are deferred and amortized over the term of the related debt as interest expense or included as an additional cost if the debt is paid prior to its scheduled maturity (see "Other Expense, Net").

Income Taxes

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). As permitted by FAS 109, prior year financial statements have not been restated to reflect the change in accounting method.
     Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, income tax expense was determined using the liability method prescribed by Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (FAS 96), which is superseded by FAS 109. Among other changes, FAS 109 changes the recognition and measurement criteria for deferred tax assets included in FAS 96 and requires that the tax benefit of net operating loss carryforwards, tax credits and future taxable deductions be recorded as deferred tax assets net of an appropriate valuation reserve.
     Income tax benefits related to stock option exercises are credited to additional capital when recognized.
     Provision is made for U.S. income taxes, net of available credits, on the earnings of foreign subsidiaries which are in excess of amounts being held for reinvestment in overseas operations. Additionally, Puerto Rican tollgate taxes are not provided on a portion of the undistributed earnings in Puerto Rico, which are considered to be indefinitely invested (see "Income Taxes").

Foreign Currency Translation

     For the majority of the Company's foreign subsidiaries, the functional currency is the U.S. dollar. Accordingly, most foreign entities translate monetary assets and liabilities at year-end exchange rates while non monetary items are translated at historical rates. Revenue and expense items are translated at the average exchange rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. The resulting translation adjustments and transaction gains and losses are included in "Other Expense, Net" in the Consolidated Statements of Operations and were not material in 1993, 1992 or 1991.

Income (Loss) Per Share

     Income (loss) per share is based upon weighted average common shares outstanding and common stock equivalents. Common stock equivalents have been determined assuming the exercise of all dilutive stock options and warrants adjusted for the assumed repurchase of common stock, at the average market price, from the exercise proceeds. The fully diluted per share computation also assumes the conversion of the convertible subordinated debentures, when dilutive, and the assumed repurchase of common stock at the ending market price. Primary and fully diluted income (loss) per share are essentially the same for all periods presented except for 1992 when primary income per share was $0.26 and fully diluted income per share was $0.25.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

The following is a summary of the estimated fair value of available for sale securities by balance sheet classification at December 31, 1993 (in thousands):


Cash and cash equivalents:
     Commercial paper............................         $24,911
     Certificates of deposit.....................          15,000
     Other debt obligations......................          26,169
                                                          -------
                                                          $66,080
                                                          -------
                                                          -------

Marketable securities:
     U.S. Treasury obligations..................         $112,243
     Mortgage-backed securities.................           29,090
     Corporate debt securities..................           17,587
                                                          -------
                                                         $158,920
                                                         --------
                                                         --------

The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of December 31, 1993.

The estimated fair value of debt securities available for sale by contractual maturity at December 31, 1993 is as follows (in thousands):

Due in three months or less......................         $66,080
Due after three months through one year..........          85,849
Due after one year through three years...........          43,981
Due after three years............................          29,090
                                                          -------
                                                         $225,000
                                                          -------
                                                          -------

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

RECEIVABLES

     Receivables consisted of the following (in thousands):


                                                December 31,
                                          -----------------------
                                            1993           1992
                                          --------       --------
Current:
     Trade............................    $132,595       $ 84,369
     Leases, notes and other..........       8,457          7,453
                                           -------        -------
                                           141,052         91,822
     Allowance for doubtful accounts..      (1,090)        (1,452)
                                           -------        -------
                                          $139,962       $ 90,370
                                           -------        -------
                                           -------        -------
Long-Term:
     Leases, notes and other..........    $ 19,034       $ 23,093
     Allowance for doubtful accounts..      (2,519)        (2,141)
                                           -------        -------
                                          $ 16,515       $ 20,952
                                           -------        -------
                                           -------        -------

     To meet market competition, the Company finances sales of equipment to certain of its customers through sales-type and operating leases. The repayment terms vary from one to five years.
     The components of the receivables from sales-type leases are as follows (in thousands):


                                                December 31,
                                          -----------------------
                                            1993           1992
                                          --------       --------
Total minimum lease
  payments receivable.................     $34,460        $39,827
Less:  Unearned income................      (7,149)        (9,523)
                                            ------         ------
Total receivables.....................      27,311         30,304
Less:  Current receivables............      (8,378)        (7,381)
                                            ------         ------
Total Long-Term receivables...........     $18,933        $22,923
                                            ------         ------
                                            ------        -------

     Future minimum lease payments to be received on sales-type leases are as follows (in thousands):

1994.........................................................    $11,928
1995.........................................................      9,156
1996.........................................................      5,862
1997.........................................................      4,769
1998.........................................................      2,745
                                                                  ------
                                                                 $34,460
                                                                 -------
                                                                 -------

                                     Page 36

PROPERTY AND EQUIPMENT

     The Company's property and equipment consisted of the following (in thousands):

                                                December 31,
                                          -----------------------
                                            1993           1992
                                          --------       --------
Land..................................     $19,640        $17,807
Buildings and leasehold
  improvements........................      71,920         69,621
Manufacturing, development and
  test equipment......................     176,117        148,612
Office furniture, equipment
  and other...........................     112,803         87,952
                                           -------        -------
                                           380,480        323,992

Less: Accumulated depreciation
    and amortization..................    (200,697)      (174,783)
                                          --------       --------
                                          $179,783       $149,209
                                           -------        -------
                                           -------        -------

     In late 1993, the Company acquired 42 acres of land for approximately $1,833,000. In February 1994, the Company acquired an additional 148 acres for approximately $16,400,000 in cash. The land will be used for future building expansion.

ACCRUED LIABILITIES AND CUSTOMER ADVANCES

     Accrued liabilities consisted of the following (in thousands):


                                                December 31,
                                          -----------------------
                                            1993           1992
                                          --------       --------
Warranty and related..................    $ 30,865        $25,298
Payroll and related...................      27,090         19,685
Taxes other than income...............      15,671         13,062
Other.................................      39,367         37,429
                                            ------         ------
                                          $112,993        $95,474
                                           -------         ------
                                           -------         ------


     At December 31, 1992, customer advances included $34,300,000 of cash advanced against future purchases from a customer as part of a settlement of certain litigation. During 1993, the customer purchases exceeded the December 31, 1992 advances, and there is no advance from the customer at December 31, 1993.

CREDIT AGREEMENTS

     In June 1993, the Company entered into a new revolving credit agreement with a bank, which expired on February 28, 1994, providing for borrowings up to $22,500,000 reduced by the value of outstanding letters of credit issued by the bank on behalf of the Company up to $14,000,000. This agreement replaced an earlier agreement which had expired. Letters of credit issued by the bank on behalf of the Company were $8,081,000 at December 31, 1993. The Company paid a fee on the unused portion of the credit facility of 0.125% per annum. The agreement was collateralized by current domestic receivables and inventories. There were no borrowings under the credit agreements during 1993.
     On February 24, 1994, the Company entered into an uncollateralized revolving credit facility, which expires on February 24, 1997, with two banks providing for borrowings up to $50,000,000. The maximum available borrowings are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company up to $25,000,000. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility will also be assessed. The agreement contains various financial covenants.

DEBT

     Total debt consisted of the following (in thousands):


                                                December 31,
                                          -----------------------
                                            1993           1992
                                          --------       --------
Senior debt:
  Unsecured 9.5% note,
    due 1993 - 1996...................    $ 18,750       $ 25,000
  Secured installment notes:
    Interest at prime plus 0.5%,
     due 1993 - 1996..................      14,514             --
    Interest at prime plus 1%,
     due 1992 - 1993..................          --          5,576
  Other...............................         732          1,732
                                            ------         ------
    Total senior debt.................      33,996         32,308
                                            ------         ------

Subordinated convertible debentures:
  7.75%...............................          --         71,490
  8.0%................................      36,416         36,611
                                            ------         ------
    Total debentures..................      36,416        108,101
                                            ------        -------
       Total debt.....................      70,412        140,409
  Less: Current maturities............     (13,664)       (11,792)
                                           -------        -------
       Total long-term debt...........    $ 56,748       $128,617
                                           -------        -------
                                           -------        -------

     The prime interest rate at December 31, 1993 and 1992 was 6.0%.
     The aggregate maturities of long-term debt for the next five years are as follows: 1994 - $13,664,000; 1995 - $11,052,000; 1996 - $9,231,000; 1997 -
$49,000; 1998 - $0.
     In June 1993, the Company borrowed $19,975,000 under a loan agreement which is secured by certain long-term lease receivables. This note is due in installments through June 29, 1996, and bears interest at the prime rate plus one-half percent.
     All of the senior debt contains various financial convenants, including, among other things, minimum working capital levels, maintenance of certain ratios of assets to liabilities, and maximum allowable indebtedness to tangible net worth.

Subordinated Convertible Debentures

7.75% Debentures
     In 1993, the Company issued approximately 3,842,000 shares of the Company's common stock upon conversion of its outstanding 7.75% subordinated convertible debentures. As a result, approximately $68,561,000 was credited to common stock and additional capital, which was net of $2,906,000 of remaining deferred debt costs associated with the original issuance of the subordinated convertible debentures and costs related to the conversion. On a pro forma basis, income per share for the year ended December 31, 1993 would have been $1.51 had the 7.75% subordinated convertible debentures been converted on January 1, 1993.

8.0% Debentures
     On January 14, 1994, the Company called for the redemption of all of the outstanding 8% subordinated convertible debentures. The debentures were convertible, at the option of the holder, into shares of the Company's common stock at $54.50 per share. In February 1994, approximately $34,720,000 of debentures were converted into approximately 636,900 shares of common stock and approximately $1,696,000 of debentures were redeemed for cash.

INCOME TAXES

     Effective January 1, 1992, the Company began accounting for income taxes under the method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). See "Summary of Significant Accounting Policies" for additional details. As permitted under the new rules, prior years' financial statements have not been restated. Accordingly, amounts shown for 1991 reflect income tax accounting under FAS 96.
     At December 31, 1993 and 1992, the Company had a net deferred tax asset of $66,423,000 and $68,235,000, respectively, reflecting the tax benefits of U.S. and foreign subsidiary net operating loss carryforwards, tax credit carryforwards and net future tax deductions. FAS 109 requires a valuation reserve be established if it is "more likely than not" that realization of the tax benefits will not occur. In recent years, the Company has cumulative losses within its U.S. consolidated tax group which FAS 109 indicates is significant evidence that could require a valuation reserve. Similarly, certain foreign jurisdictions also have cumulative losses. As a result, a valuation allowance equal to the net deferred tax asset was established at December 31, 1993 and 1992, although the Company believes the tax benefits will ultimately be realized through future operations. Because a valuation reserve was established equal to the net deferred tax asset, there was no cumulative effect on pretax net income or cash flows as a result of the adoption of FAS 109 in 1992. The net deferred tax asset would have decreased an additional $1,397,000 had the Federal tax rate not increased from 34% to 35% retroactively effective to January 1, 1993.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31, 1993 and 1992, are as follows (in thousands):


                                                             December 31,
                                                        ---------------------
                                                          1993         1992
                                                        --------     --------
Deferred Tax Assets
  Asset valuation reserves not yet
     deductible for tax...............................   $12,593      $13,522
  Accrued liabilities not yet
     deductible for tax...............................    25,757       18,904
  Federal and foreign
     loss carryforwards...............................    37,835       27,701
  Tax credit carryforwards............................    14,500       14,500
  Other...............................................     4,812       16,958
                                                          ------       ------
     Deferred assets..................................    95,497       91,585
                                                          ------       ------
Deferred Tax Liabilities
  Deferred revenue....................................    (6,271)      (4,876)
  Capitalized software development
     costs............................................   (15,422)     (11,765)
  Depreciation........................................    (5,390)      (4,794)
  Other...............................................    (1,991)      (1,915)
                                                          ------        ------
     Deferred liability...............................   (29,074)     (23,350)
                                                         --------      -------
  Deferred tax asset, net of
     deferred liability...............................    66,423       68,235
  Less valuation allowance............................   (66,423)     (68,235)
                                                         --------      -------
     Net deferred tax asset......................        $    --      $    --
                                                          -------      -------
                                                          -------      -------

     Included in Noncurrent Income Taxes and Other Liabilities at December 31, 1993 and 1992 are $25,150,000 and $17,928,000, respectively, for noncurrent taxes related to foreign jurisdictions.
     The Federal and foreign loss carryforwards at December 31, 1993 shown above include approximately $33,000,000 of tax benefits related to the exercise of employee stock options which, when recognized, will increase "Additional capital" on the Consolidated Balance Sheet.

     Income tax expense (benefit) was composed of the following (in thousands):


                                                 Years ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                             --------    --------    --------
Current:
     Federal...............................   $16,872      $1,964     $(2,200)
     Puerto Rico and State.................     4,556       3,142         389
     Foreign...............................     6,368         194         129
                                               ------       -----      ------
Total current..............................    27,796       5,300      (1,682)
                                               ------       -----      ------
Deferred:
     Federal...............................        --         --        2,039
     Puerto Rico and State.................        --          --       1,152
                                               ------       -----      ------
Total deferred.............................        --          --       3,191
                                               ------       -----      ------
Total tax expense..........................  $ 27,796      $5,300     $ 1,509
                                               ------       -----      ------
                                               ------       -----      ------

     The current Federal tax expense included $5,800,000 and $1,860,000 for 1993 and 1992, respectively, representing the tax benefits of stock option deductions credited to "Additional capital" and $8,300,000 for 1993 representing all of the tax benefits of preacquisition net operating loss carryforwards utilized to reduce the Company's Cost in Excess of Net Assets of Businesses Acquired.
     The effective income tax rate on pretax income (loss) differed from the Federal income tax statutory rate for the following reasons (in thousands):

                                                 Years ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                             --------    --------    --------
Income tax charge (credit):
     At statutory rate.....................   $38,309      $5,712     $(36,318)
     Unbenefitted/(utilized)
       net operating losses................   (12,269)      2,463       37,133

     Tax related to foreign
       jurisdictions.......................     5,691          --           --
     Deferred Federal tax..................        --          --        2,039
     Tax benefit of Puerto
       Rican subsidiary....................    (5,432)     (3,751)      (1,345)
     Foreign tax rate
       differential........................     1,033         637           --
     State income taxes,
       net of Federal
       tax effect..........................       464          66           --
     Federal alternative
       minimum tax.........................        --         173           --
                                               ------      ------       ------
                                              $27,796      $5,300     $  1,509
                                              -------      ------      -------
                                              -------      ------      -------

     At December 31, 1993, the Company had consolidated regular tax net operating loss carryforwards for Federal tax purposes of approximately $99,500,000 available to be carried to future periods. The loss carryforwards expire from 2002 to 2008 if not used. Also, a foreign subsidiary of the Company had approximately $9,000,000 of net operating and capital loss carryforwards available to be carried to future periods which do not expire.
     The Company has general business and other regular tax credit carryforwards of approximately $13,000,000 which expire from 1994 to 2005. The Company also has alternative minimum tax credits of approximately $1,500,000 which can be utilized against regular taxes in the future.
     Puerto Rican tollgate taxes (maximum rate of 10%) have not been provided on approximately $13,594,000 of undistributed earnings in Puerto Rico, which are considered to be indefinitely invested. DSC's Puerto Rican subsidiary has been granted a 90% tax exemption from Puerto Rican income taxes. The tax grant expires in 2005. Undistributed earnings of foreign subsidiaries are not material.

INCENTIVE COMPENSATION

     The Company has an Incentive Awards Plan administered by the Compensation Committee of the Board of Directors which provides for payment of cash awards to officers and key employees based upon achievement of specific goals by the Company and the participating executives. For the years ended 1993 and 1992, provisions of approximately $6,100,000 and $2,900,000 were charged against income related to the plan. No incentive awards were granted under the plan for 1991. The Company also has a Long-Term Incentive Compensation Plan (LTIP) which awards performance units to certain key executives. Certain officers were awarded units in 1990 under the Company's LTIP by the Compensation Committee of the Board of Directors. The units vest to the officers over six years, and the value of a unit is determined annually based on the Company's operating performance, as defined in the plan. The value of the units charged to income in 1993 was approximately $2,300,000. Prior to 1993, the units awarded had no value.

COMMON AND PREFERRED STOCK

Description and Dividends

     At December 31, 1993 the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $1.00 par value. Since inception, the Company has not declared or paid a cash dividend.
     In October 1993, the Company issued 3,450,000 shares of the Company's common stock in a public offering for which the Company received net proceeds of approximately $231,149,000.
     In May 1986 and subsequently amended in April 1991, the Company declared a dividend distribution of one preferred stock purchase right on each outstanding share and each subsequently issued share of the Company's common stock. The rights will not become exercisable until the close of business ten days after a public announcement that a person or group has acquired 20% or more of the common stock of the Company, or a public announcement or commencement of a tender or exchange offer which would result in the offeror acquiring 30% or more of the common stock of the Company. Once exercisable, each right would entitle a holder to buy 1/100 of a share of the Company's Series A Junior Participating preferred stock at an exercise price of $45.00. The Company may redeem the rights for 5 cents per right prior to the close of business on the tenth day following the announcement that a person or group has acquired 20% or more of the outstanding common stock of the Company. The rights will expire in 1996 unless redeemed or exercised at an earlier date.

Stock Purchase Plans

     Under provisions of the Company's employee stock purchase plans, employees can purchase the Company's common stock at a specified price through payroll deductions during an offering period, currently established on an annual basis. In July 1993, approximately 1,543,000 shares were issued to employees under the employee stock purchase plan. At December 31, 1993, approximately $3,151,000 had been contributed by employees that will be used to purchase shares at the end of the offering period in July 1994. The amount of shares issuable in July 1994 for the current offering is approximately 166,000 shares assuming no future withdrawals from the plan. At December 31, 1993, the Company could issue up to 4,450,000 shares under the employee stock purchase plans of which approximately 3,672,000 shares had been purchased and issued.

Warrants and Options

     The Company has stock option plans providing for the issuance of both incentive stock options and nonqualified stock options exercisable for a period of ten years, as well as restricted stock issuances. The plans cover 13,420,000 shares of common stock. At December 31, 1993, plan options covering 3,382,000 shares had been granted and are outstanding, options granted under the plans covering 7,369,000 shares had been exercised, 658,000 restricted shares had been issued (net of forfeitures), 224,000 shares had expired and options covering 1,787,000 shares are available for grant. The exercise prices of stock options granted and warrants issued were at the market value of the Company's common stock at the date of grant or issuance.
     In the event of discontinuation of service by the optionees, all or a portion of the shares acquired pursuant to these options can be repurchased by the Company, at its option, based on the vesting terms in the option agreements.
     Other options at December 31, 1993 include 34,000 options granted to various current or prior members of the Company's Board of Directors and certain nonemployees who have performed services for the Company.

     Outstanding warrants and options are summarized as follows:


                                                             Options
                                                    --------------------------
                                        Warrants       Plans          Other
                                      -----------   -----------   ------------
December 31, 1990--
  Shares issuable
    upon exercise....................     500,000     5,558,000        161,000
  Price per share.................... $3.33-$9.23   $.01-$39.50   $2.00-$14.88
  Average price
    per share........................       $7.37         $7.12          $8.31
  Expiration.........................   1991-1992     1991-2000      1992-1995
1991 Transactions
  Issuances and grants...............          --     1,196,000         20,000
  Price per share....................          --   $4.19-$8.50          $4.19
  Exercises and
    forfeitures......................     200,000       337,000         39,000
  Price per share....................       $9.00  $2.00-$38.75    $2.00-$6.13
December 31, 1991--
  Shares issuable
    upon exercise....................     300,000     6,417,000        142,000
  Price per share.................... $3.33-$9.23   $.01-$39.50   $2.00-$14.88
  Average price
    per share........................       $6.28         $7.04          $8.91
  Expiration.........................        1995     1992-2001      1992-1995
1992 Transactions
  Issuances and grants...............          --        32,000         10,000
  Price per share....................          --  $4.63-$18.13          $5.50
  Exercises and
    forfeitures......................          --     2,268,000         50,000
  Price per share....................          --   $.01-$32.67   $2.00-$14.88
December 31, 1992--
  Shares issuable
    upon exercise....................     300,000     4,181,000        102,000
  Price per share.................... $3.33-$9.23   $.01-$39.50   $4.19-$12.13
  Average price
    per share........................       $6.28         $8.06          $9.80
  Expiration.........................        1995     1993-2002      1993-1996
1993 Transactions
  Issuances and grants...............          --       710,000         10,000
  Price per share....................          -- $26.13-$67.00         $17.00
  Exercises and
    forfeitures......................     300,000     1,509,000         78,000
  Price per share.................... $3.33-$9.23    $.01-$38.75  $4.19-$12.13
December 31, 1993--
  Shares issuable
    upon exercise....................          --     3,382,000         34,000
  Price per share....................          --   $.01-$67.00  $12.13-$17.00
  Average price
    per share........................          --        $14.07         $13.56
  Expiration.........................          --     1994-2003      1994-1997


Restricted Stock

     The Company's Board of Directors authorized the issuance of restricted shares of the Company's common stock to certain key employees under its 1993, 1988 and 1984 employee stock option plans. Holders of restricted stock retain all rights of a shareholder, except the shares cannot be sold until they are vested. Upon employee termination, all unvested shares are forfeited to the Company. The shares vest annually through 1996.
    The Company issued 255,000, 104,000 and 313,000 shares of restricted stock to employees in 1993, 1992, and 1991, respectively, and increased common stock and additional capital by the fair market value of the stock at the date of issuance ($7,348,000, $778,000 and $1,714,000 in 1993, 1992 and 1991,
respectively), net of unearned compensation. At December 31, 1993, 1992 and 1991, unearned compensation related to the restricted shares was $3,266,000, $1,507,000 and $1,424,000, respectively. The unearned compensation will be charged to expense ratably over the vesting period. During 1992, 14,000 restricted shares were forfeited.

Reserved Stock

     Common stock has been reserved for the following purposes (in thousands):


                                                             December 31,
                                                       -----------------------
                                                         1993           1992
                                                       --------       --------
Options outstanding...............................        3,416          4,283
Options available for grant under
  the stock option plans..........................        1,787            448
Subordinated convertible debentures...............          668          4,515
Warrants outstanding..............................           --            300
Stock purchase plans..............................          778            321
                                                          -----          -----
                                                          6,649          9,867
                                                          -----          -----
                                                          -----          -----

SPECIAL CHARGES

     Special charges for 1991 included the following (in thousands):


Write-down of assets:
  Inventory.................................................           $25,300
  Capitalized software development costs....................             9,500
  Property and equipment....................................             1,700
  Other.....................................................               300
                                                                         -----
                                                                        36,800
Provision for doubtful receivables..........................             7,100
Restructuring costs.........................................             4,184
                                                                        ------
                                                                       $48,084
                                                                        ------
                                                                        ------


     These charges resulted from the Company's reassessment in 1991 of anticipated near-term business levels in light of the current economic environment and the related impact on estimated revenue levels.
     Also during 1991, the Company realigned its management structure on a product line basis to refocus key management on product line performance. This realignment resulted in the restructuring charge of $4,184,000 related to excess lease and personnel related costs.

OTHER OPERATING COSTS

     The agreement to acquire a company (Optilink) in 1990 requires the Company to pay certain former employees of Optilink up to $7,900,000 if certain revenue targets are achieved through December 31, 1995. At December 31, 1993, approximately $5,514,000 had been earned under the agreement, including $4,052,000 in 1993, $912,000 in 1992 and $288,000 in 1991. Such amounts are included in "Other Operating Costs" on the Consolidated Statements of Operations.

OTHER EXPENSE, NET

     Other expense, net for the year ended December 31, 1993 included a gain of $2,154,000 from the sale of securities acquired several years ago as part of financing provided to a customer.
     Other expense, net for the year ended December 31, 1992 included provisions of approximately $1,500,000 for legal and related costs associated with litigation activities and approximately $2,000,000 for costs related to the restructuring of the Company's senior unsecured debt.

RELATED PARTIES

     The Company has agreements to pay consulting fees, which amounted to $486,000 in 1993, $424,000 in 1992 and $411,000 in 1991 to members of the
Company's Board of Directors.
     The Company paid legal fees of $175,000 in 1992 and $199,000 in 1991 to a legal firm with a shareholder who became a member of the Company's Board of

Directors during 1989 and subsequently resigned during 1992.
     During 1992, the Company purchased approximately 98,000 shares of its outstanding common stock from various employees and an officer of the Company, who is also a member of the Board of Directors, at the existing market price at the date of the transactions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value. Marketable securities are recorded in the financial statements at current market values (see "Investments in Debt and Equity Securities"). The following methods and assumptions were used by the Company in estimating its fair value disclosures for the Company's financial instruments:

Debt

     The carrying amounts of the Company's borrowings under its senior unsecured debt agreement and other debt approximate their fair value at December 1993 and 1992 due to renegotiation of the senior unsecured debt in December 1992 combined with similar interest rates at December 1993 and 1992, and the other debt containing market interest rates. The subordinated convertible debentures are based on quoted market values.

Forward foreign exchange contracts, letters of credit and guarantees

     The fair values of the Company's off-balance sheet instruments are based on current settlement values (forward foreign exchange contracts) and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees and letters of credit). The difference between these contract values and the fair value of these instruments is included when it is material.

     The carrying amounts and fair values of the Company's significant financial instruments at December 31, 1993 and 1992 are as follows (in thousands):


                                                      Carrying
     December 31, 1993                                 Amount       Fair Value
     -----------------                                ---------     ----------
Debt:
  Senior unsecured debt...........................     $18,750       $18,750
  Other...........................................      15,246        15,246

Forward foreign exchange contracts................      22,277        21,481



                                                      Carrying
     December 31, 1993                                 Amount       Fair Value
     -----------------                                ---------     ----------
Debt:
  Senior unsecured debt...........................     $25,000       $25,000
  7.75% subordinated convertible
    debentures....................................      71,490        84,709
  8.00% subordinated convertible
    debentures....................................      36,611        31,806
  Other...........................................       7,308         7,308


COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases certain facilities and equipment which require future rental payments. These rental arrangements do not impose any financing or dividend restrictions on the Company or contain contingent rental provisions. Certain of these leases have renewal and purchase options generally at the fair value at the renewal or purchase option date.

     Future minimum rental commitments under operating leases with noncancellable lease terms in excess of one year were as follows at December 31, 1993 (in thousands):

1994........................................................           $17,680
1995........................................................            13,692
1996........................................................             8,919
1997........................................................             6,937
1998........................................................             4,837
Thereafter..................................................            10,699
                                                                        ------
                                                                       $62,764
                                                                        ------
                                                                        ------

     Operating lease rental expense was $19,268,000, $17,296,000 and $18,203,000, for the years ended December 31, 1993, 1992 and 1991, respectively. Additionally, for the year ended December 31, 1991, the Company received sublease rental income of $2,530,000.

Contingent Liabilities

     The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase receivables and operating leases which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $5,328,000 at December 31, 1993. The Company has guarantees of approximately $12,973,000 outstanding at December 31, 1993, supporting Company and third-party performance bonds to customers and others, of which approximately $8,081,000 was collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

     The Company enters into forward foreign exchange contracts to hedge certain receivables and firm contracts for delivery of products and services which are denominated in foreign currencies. At December 31, 1993, the Company had forward foreign exchange contracts of $22,277,000 to hedge future receipts in such currencies. Gains and losses related to the forward contracts are recognized as part of the cost of the underlying transactions being hedged. Forward foreign exchange contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote and any losses therefrom would be immaterial.

Litigation

     In February 1994, the United States Fifth Circuit Court of Appeals (the "Court of Appeals") affirmed dismissal by the United States District Court for the Northern District of Texas of a shareholder suit against the Company and certain of its present and former officers and directors. The suit was purportedly filed as a class action on behalf of an alleged class of persons who purchased common stock of the Company from February 7, 1991, through October 31, 1991. The complaint had alleged violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and negligent misrepresentation. The complaint sought actual and punitive damages in unspecified amounts. The plaintiffs have been granted an extension of time through March 25, 1994, in which to determine whether or not to request a rehearing by the Court of Appeals. In addition, the plaintiffs have the option to seek further review by the United States Supreme Court. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's consolidated financial position.
     On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), Quadrium Corporation and two former employees in the United States District Court for the Eastern District of Texas. The Company seeks: (i) a declaratory judgment that the two former employees are not entitled to any stock options or cash payments under certain employee plans due to alleged breaches of certain employment related agreements; (ii) a declaration that AFC's products are proprietary property of the Company; and (iii) unspecified damages for breach of contract, civil conspiracy and tortious interference. Counterclaims have been filed by the former employees claiming entitlement to certain stock options and cash payments. Additionally, AFC has filed counterclaims including various tort claims and claims based on alleged violations of various Federal and State antitrust and unfair competition laws. AFC also seeks a declaratory judgment that it owns all rights to its products and seeks unspecified damages, including treble damages under antitrust statutes and punitive damages. The case is in the early stages of discovery, and the Company intends to vigorously prosecute its claims and defend all of the defendants' counterclaims. The Company believes that it has valid and substantial claims against all of the defendants and valid defenses to all of the counterclaims and does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's consolidated financial position.
     The Company is a party to other legal proceedings which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position.

INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

Export Sales
     Revenue generated from export sales in 1991 was $48,012,000. Revenue generated from export sales was less than 10% of total revenue in 1993 and 1992.



Major Customers
     Customers that accounted for 10% or more of consolidated revenue and their related percentage of consolidated revenue were as follows:


                                                    Year ended December 31,
                                             ---------------------------------
                                             1993          1992           1991
                                             ----          ----           ----
MCI Communications Corporation..........      18%           15%            22%
Ameritech Services, Inc.
  and subsidiaries......................      13%             *              *
Motorola, Inc...........................      12%           13%            13%
Bell Atlantic...........................      11%           10%              *
NYNEX...................................      11%             *              *

*Represented less than 10% of consolidated revenue.


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of DSC Communications Corporation:


     We have audited the accompanying consolidated balance sheets of DSC Communications Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               Ernst & Young



Dallas, Texas
January 24, 1994

DSC Communications Corporation and Subsidiaries
QUARTERLY RESULTS
(Unaudited) (In thousands, except per share data)


                                          1993                                            1992
                     ---------------------------------------------   ---------------------------------------------
                      Fourth     Third (B)    Second       First      Fourth     Third(A)     Second       First
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenue. . . . . . . $ 217,934   $ 187,971   $ 168,676   $ 156,193   $ 162,713   $ 142,358   $ 128,532   $ 102,716
Gross profit . . . .    96,050      81,559      73,119      67,241      69,876      56,681      45,771      30,448
Net income (loss). . $  28,764   $  23,288   $  18,236   $  11,372   $  13,105   $   6,937   $   2,031   $ (10,479)
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income (loss)
  per share. . . . . $    0.51   $    0.43   $    0.34   $    0.24   $    0.28   $    0.16   $    0.05   $   (0.25)
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

(A) The 1992 third quarter includes provisions of approximately $1,500 for legal and related costs associated with litigation activities and approximately $1,000 for costs related to the Company's senior unsecured debt.
(B) The 1993 third quarter includes a gain of approximately $2,154 from the sale of securities acquired several years ago as part of financing provided to a customer.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference from the information set forth on page 1 of the definitive proxy statement of the Company, previously filed in connection with its 1994 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS", and on pages 11 and 12 of such definitive proxy material under the heading "DIRECTORS CONTINUING IN OFFICE". The information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information set forth under the heading "EXECUTIVE COMPENSATION" on pages 5 through 11 of the definitive proxy statement of the Company, previously filed in connection with its 1994 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 14 of the definitive proxy statement of the Company, previously filed in connection with the 1994 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the information set forth under the heading "COMPENSATION OF DIRECTORS" on pages
12 and 13 of the definitive proxy statement of the Company, previously filed in connection with the 1994 Annual Meeting of Stockholders.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements and financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference.

        1.  Financial Statements:

            As of December 31, 1993 and 1992: Consolidated Balance
            Sheets

            For the Years Ended December 31, 1993, 1992, and 1991
            --  Consolidated Statements of Operations
            --  Consolidated Statements of Cash Flows
            --  Consolidated Statements of Changes in Shareholders' Equity

            Notes to Consolidated Financial Statements

            Report of Independent Auditors

        2.  Financial Statement Schedules:

            As of December 31, 1993:
            --  Schedule I -- Marketable Securities - Other Investments

            For the years Ended December 31, 1993, 1992, and 1991:
            -- Schedule II -- Amounts Receivable From Related Parties,
               Underwriters, Promoters, and Employees Other Than Related
               Parties
            --  Schedule V -- Property and Equipment
            --  Schedule VI -- Accumulated Depreciation and Amortization of
               Property and Equipment
            --  Schedule VIII -- Valuation and Qualifying Accounts

            --  Schedule IX -- Short Term Borrowings
            --  Schedule X -- Supplementary Income Statement Information

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

    3.  Exhibits:

        3.1   Amended and Restated Certificate of Incorporation of the
              Company (1)

        3.2   Amended and Restated By-laws of the Company (8)

        4.3 Rights Agreement, Dated as of May 12, 1986, Between the Company and The Chase Manhattan Bank, N.A., as Rights Agent (3)

        4.4   Form of Letter to the Company's Stockholders, Dated
              May 22, 1986, Relating to the Adoption of the Rights Agreement Described in Exhibit 4.3 (3)

        10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990 (9)

        10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald (9)

        10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald (9)

        10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated
              March 15, 1982 (4)

        10.5 Amended and Restated Note Agreement, Dated December 31, 1992, Between the Company and an Institutional Lender (10)

        10.6 Revolving Credit Agreement, Dated as of February 24, 1994, Between the Company and Certain of its Subsidiaries and Certain Financial Institutions Providing for Secured Revolving
              Credit (13)

        10.7 The Company's Amended and Restated 1979 Employee Stock Option Plan (5)

        10.8 The Company's Amended and Restated 1981 Employee Stock Option Plan (5)

        10.9 The Company's Amended and Restated 1984 Employee Stock Option Plan (7)

        10.10 The Company's Amended and Restated 1988 Employee Stock Option Plan (7)

        10.11 The Company's Amended and Restated 1985 Convertible Debenture Plan (2)

        10.12 The Company's 1993 Employee Stock Option and Securities Award Plan (11)

        10.13 The Company's 1993 Non-Employee Directors Stock Option Plan (11)

        10.14 The Company's Employee Thrift Plan as Amended and Restated (2)

        10.15 The Company's 1988 Employee Stock Ownership Plan (6)

        10.16 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Executive Officers (8)

        10.17 The Company's Restoration Plan, Dated July 1, 1988 (6)

        10.18 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and First City, Texas-Dallas, as Trustee (7)

        10.19 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1990 (9)

        10.20 The 1990 Optilink Stock Option and Cash Payment Plan, Dated May 15, 1990 (9)

        10.21 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1994 (12)

        11.1  Statement re: Computation of Per Share Earnings (13)

        22.1  Subsidiaries of the Registrant (13)

        23.1  Consent of Ernst & Young (13)


 MANAGEMENT CONTRACTS OR COMPENSATORY PLANS AND ARRANGEMENTS

   The following above-described exhibits are management contracts or compensatory plans and arrangements: 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990; 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald; 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald; 10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982;
10.7 the Company's Amended and Restated 1979 Exployee Stock Option Plan;
10.8 The Company's Amended and Restated 1981 Employee Stock Option Plan;
10.9 The Company's Amended and Restated 1984 Employee Stock Option Plan;
10.10 The Company's Amended and Restated 1988 Employee Stock Option Plan;
10.11 The Company's Amended and Restated 1985 Convertible Debenture Plan;
10.12 The Company's 1993 Employee Stock Option and Securities Award Plan;
10.13 The Company's 1993 Non-Employee Directors Stock Option Plan;
10.14 The Company's Employee Thrift Plan as Amended and Restated;
10.15 The Company's 1988 Employee Stock Ownership Plan; 10.16 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Executive Officers; 10.17 The Company's Restoration Plan, Dated July 1, 1988; 10.18 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and First City, Texas-Dallas, as Trustee; 10.19 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1990; 10.21 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1994.

(b) Reports on Form 8-K: None

- ------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Amendment to Application or Report on Form 8, dated July 28, 1989

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1986

(3) Incorporated by reference from the Company's Registration Statement on Form 8-A, dated May 21, 1986, as amended by Amendment No. 1 on Form 8, dated July 28, 1989, and Amendment No 2. on Form 8, dated May 28, 1991, each as filed with the Securities and Exchange Commission pursuant to
      Section 12(g) of the Exchange Act

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1981

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 2-83398)

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988

(7) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1990 Annual Meeting of Stockholders

(8) Incorporated by reference from the Company's Annual Report for the year ended December 31, 1989

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992

(11) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1993 Annual Meeting of Stockholders

(12) Incorporated by reference from the definition proxy statement of the Company, filed in connection with the 1994 Annual Meeting of Stockholders


(13) Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        DSC COMMUNICATIONS CORPORATION
                                            (Registrant)


                                          /s/ James L. Donald
                                        ------------------------------
                                        James L. Donald, Chairman of
                                        the Board, President, Chief
                                        Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature and Title                          Date
     -------------------                          ----

/s/ James L. Donald                          March 30, 1994
- ------------------------------
James L. Donald, Chairman
of the Board, President, Chief
Executive Officer, and Director
(Principal Executive Officer)

/s/ Clement M. Brown, Jr.                    March 30, 1994
- ------------------------------
Clement M. Brown, Jr.
Director

/s/ Frank J. Cummiskey                       March 30, 1994
- ------------------------------
Frank J. Cummiskey
Director

/s/ Sir John Fairclough                      March 30, 1994
- ------------------------------
Sir John Fairclough
Director

/s/ Raymond J. Dempsey                       March 30, 1994
- ------------------------------
Raymond J. Dempsey
Director

/s/ James L. Fischer                         March 30, 1994
- ------------------------------
James L. Fischer
Director

/s/ Robert S. Folsom                         March 30, 1994
- ------------------------------
Robert S. Folsom
Director

     Signature and Title                          Date
     -------------------                          ----

/s/ Gerald F. Montry                         March 30, 1994
- ------------------------------
Gerald F. Montry, Senior Vice
President, Chief Financial
Officer, and Director
(Principal Financial Officer)

/s/ James M. Nolan                           March 30, 1994
- ------------------------------
James M. Nolan
Director

/s/ Kenneth R. Vines                         March 30, 1994
- ------------------------------
Kenneth R. Vines
Vice President and Controller
(Principal Accounting Officer)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE I
                     MARKETABLE SECURITIES-OTHER INVESTMENTS


                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (In Thousands)


                                                Number of                                   Amount at Which
                                                Shares or                                  Each Portfolio of
                                                 Units -                                    Equity Security
                                                Principal                Market Value of    Issues and Each
                                                Amounts of                Each Issue at      Other Security
Name of Issuer and                              Bonds and     Cost of     Balance Sheet     Issue Carried in
 Title of Each Issue                              Notes      Each Issue        Date         the Balance Sheet
- ---------------------------------------------   ----------   ----------  ---------------   ------------------
SECURITIES AVAILABLE FOR SALE (1)

  U.S. Treasury obligations                                   $112,243      $112,243            $112,243

  Mortgage-backed securities (2)
    Federal National Mortgage Association
      Pool #70169 Maturing 12/1/18                $5,712         5,896         5,896               5,896
    Bear Stearns Secured Investments Inc.
      Collateralized Mortgage Obligation
      Series 88-2 Class 2-D
      Maturing 4/1/18                             $5,000         5,027         5,027               5,027
    Resolution Trust Corporation
      Mortgage Pass Through Securities
      Maturing 5/25/24                            $2,754         2,799         2,799               2,799
    Other                                                       15,368        15,368              15,368
                                                             ---------     ---------           ---------
                                                                29,090        29,090              29,090

  Corporate debt securities                                     17,587        17,587              17,587
                                                             ---------     ---------           ---------
                                                              $158,920      $158,920            $158,920
                                                             ---------     ---------           ---------
                                                             ---------     ---------           ---------

(1) Securities available for sale are carried at fair value with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At December 31, 1993 there are no unrealized gains or losses.

(2) Certain investments in mortgage-backed securities are guaranteed by an agency of the United States government.


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
        AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS
                    AND EMPLOYEES OTHER THAN RELATED PARTIES


                    FOR THE YEAR ENDED DECEMBER 31, 1993


                                                   Deductions            Balance at End
                     Balance at                --------------------          of Period
                     Beginning                 Amounts      Amounts     --------------------
Name of Debtor       of Period    Additions   Collected   Written-Off   Current   Noncurrent
- -----------------    ----------   ---------   ---------   -----------   -------   ----------
Mike Bodine (4)      $  42,220    $  72,496   $ 112,954     $    --     $  1,762   $    --
Kim Marshall (4)        39,983       82,627     122,610          --           --        --
Dane Hobbs (4)           1,422      113,401     102,559          --       12,264        --
                     ---------    ---------   ---------     -------     --------   -------
                     $  83,625    $ 268,524   $ 338,123     $    --     $ 14,026   $    --
                     ---------    ---------   ---------     -------     --------   -------
                     ---------    ---------   ---------     -------     --------   -------


                    FOR THE YEAR ENDED DECEMBER 31, 1992


                                                   Deductions            Balance at End
                     Balance at               ----------------------         of Period
                     Beginning                 Amounts      Amounts     --------------------
Name of Debtor       of Period    Additions   Collected   Written-Off   Current   Noncurrent
- -----------------    ----------   ---------   ---------   -----------   -------   ----------
Louis Wooldridge (3) $ 330,500    $  39,000   $ 369,500     $    --     $     --   $    --
Dennis Duffy (3)       186,250       20,750     207,000          --           --        --
                     ---------    ---------   ---------     -------     --------   -------
                     $ 516,750    $  59,750   $ 576,500     $    --     $     --   $    --
                     ---------    ---------   ---------     -------     --------   -------
                     ---------    ---------   ---------     -------     --------   -------

                                   (CONTINUED)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
        AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS
                    AND EMPLOYEES OTHER THAN RELATED PARTIES

                      FOR THE YEAR ENDED DECEMBER 31, 1991


Caption>

                                                      Deductions            Balance at End
                       Balance at                ---------------------         of Period
                       Beginning                 Amounts      Amounts     --------------------
Name of Debtor         of Period    Additions   Collected   Written-Off   Current   Noncurrent
- -----------------      ----------   ---------   ---------   -----------   -------   ----------
James Donald (2)      $  918,750    $      --   $  918,750   $    --     $      --   $    --
Gerald Montry (2)        204,250           --      204,250        --            --        --
Gunnar Korpinen (2)      612,500           --      612,500        --            --        --
William Tempest (2)      308,000           --      308,000        --            --        --
Pete Waal (1)(2)         203,750           --      203,750        --            --        --
Louis Wooldridge (3)     254,000       76,500           --        --       330,500        --
Dennis Duffy (3)         146,500       39,750           --        --       186,250        --
Doug Bailey (2)          181,750           --      181,750        --            --        --
John Bischoff (2)        121,250           --      121,250        --            --        --
Gerald Carlton (2)       242,500           --      242,500        --            --        --
Dave Holland (2)         583,000           --      583,000        --            --        --
Frank Perpiglia (2)      121,250           --      121,250        --            --        --
                      ----------    ---------   ----------   -------     ---------   -------
                      $3,897,500    $ 116,250   $3,497,000   $    --     $ 516,750   $    --
                      ----------    ---------   ----------   -------     ---------   -------
                      ----------    ---------   ----------   -------     ---------   -------

(1) Employee - 0% to 12% notes made in connection with relocation of employee, due April 1991.
(2) Employee - 8% to 12% notes for the purchase of non-negotiable convertible subordinated debentures, due on various dates through April, 2000. During 1991, the Company allowed the officers and employees to exchange the outstanding notes for subordinated convertible debentures due to the officers and employees in the same amount.
(3)  Employee - 8% notes associated with expatriate income taxes, due on demand.
(4)  Employee - Advances associated with expatriate income taxes.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE V
                             PROPERTY AND EQUIPMENT
                                 (In Thousands)

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                          Balance
                             at      Additions                     Other         Balance
                         Beginning      at                        Changes        at End
Classification           of Period     Cost      Retirements    Add (Deduct)    of Period
- --------------           ---------   ---------   -----------    ------------    ---------
Land                     $  17,807   $  1,833     $      --       $    --       $  19,640
Buildings and
  Leasehold Improvements    69,621      4,977        (2,677)           (1)         71,920
Manufacturing &
  Test Equipment           148,612     33,464        (5,667)         (292)        176,117
Office Furniture,
  Equipment & Other         87,952     30,754        (6,100)          197         112,803
                         ---------   --------     ---------       -------       ---------
TOTAL                    $ 323,992   $ 71,028     $ (14,444)      $   (96)      $ 380,480
                         ---------   --------     ---------       -------       ---------
                         ---------   --------     ---------       -------       ---------



                      FOR THE YEAR ENDED DECEMBER 31, 1992

                          Balance
                             at      Additions                     Other         Balance
                         Beginning      at                        Changes        at End
Classification(4)        of Period     Cost      Retirements    Add (Deduct)    of Period
- --------------           ---------   ---------   -----------    ------------    ---------
Land                     $  17,807   $     --     $      --       $    --       $  17,807
Buildings and
  Leasehold Improvements    70,456        102          (946)            9          69,621
Manufacturing &
  Test Equipment           143,786     14,671        (4,779)       (5,066)(3)     148,612
Office Furniture,
  Equipment & Other         81,526     11,041        (4,015)         (600)          87,952
                         ---------   --------     ---------       -------       ---------
TOTAL                    $ 313,575   $ 25,814     $  (9,740)      $(5,657)      $ 323,992
                         ---------   --------     ---------       -------       ---------
                         ---------   --------     ---------       -------       ---------

                                  (CONTINUED)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             SCHEDULE V (CONTINUED)
                             PROPERTY AND EQUIPMENT
                                 (In Thousands)

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                          Balance
                             at      Additions                     Other         Balance
                         Beginning      at                        Changes        at End
Classification(4)        of Period     Cost      Retirements    Add (Deduct)    of Period
- --------------           ---------   ---------   -----------    ------------    ---------
Land                     $  17,807   $     --     $      --       $    --       $  17,807
Buildings and
  Leasehold Improvements    68,217      2,980          (741)           --          70,456
Manufacturing &
  Test Equipment           142,814     12,555        (2,792)       (8,791)(2)     143,786
Office Furniture,
  Equipment & Other         81,884      9,105        (8,587)(1)      (876)         81,526
                         ---------   --------     ---------       -------       ---------
TOTAL                    $ 310,722   $ 24,640     $ (12,120)      $(9,667)      $ 313,575
                         ---------   --------     ---------       -------       ---------
                         ---------   --------     ---------       -------       ---------


(1)  Includes approximately $3,000 related to a write-down of assets in 1991.

(2)  Test equipment transferred to inventory for resale to customers.

(3)  Includes equipment transfers to inventory and other reclassifications.

(4) Certain prior year balances have been adjusted to be consistent with current year presentation.


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE VI
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                 (In Thousands)

                    FOR THE YEAR ENDED DECEMBER 31, 1993

                               Balance       Additions
                                 at          Charged To                       Other          Balance
                              Beginning      Costs and                       Changes         at End
     Description              of Period       Expenses      Retirements    Add (Deduct)*    of Period
     -----------              ---------      ----------     -----------    -------------    ---------
Buildings &
  Leasehold Improvements      $   21,725     $   3,674      $   (1,653)      $     17       $  23,763
Manufacturing &
  Test Equipment                  97,464        20,255          (5,033)          (274)        112,412
Office Furniture,
  Equipment & Other               55,594        14,608          (5,932)           252          64,522
                              ----------     ---------      ----------       --------       ---------
TOTAL                         $  174,783     $  38,537      $  (12,618)      $     (5)      $ 200,697
                              ----------     ---------      ----------       --------       ---------
                              ----------     ---------      ----------       --------       ---------


                    FOR THE YEAR ENDED DECEMBER 31, 1992


                               Balance       Additions
                                 at          Charged To                       Other          Balance
                              Beginning      Costs and                       Changes         at End
     Description(4)           of Period       Expenses      Retirements    Add (Deduct)*    of Period
     -----------              ---------      ----------     -----------    -------------    ---------
Buildings &
  Leasehold Improvements      $   18,906     $   3,679      $     (867)      $      7       $  21,725
Manufacturing &
  Test Equipment                  81,882        21,450          (3,646)        (2,222)(3)      97,464
Office Furniture,
  Equipment & Other               46,835        12,179          (3,610)           190          55,594
                              ----------     ---------      ----------       --------       ---------
TOTAL                         $  147,623     $  37,308      $   (8,123)      $ (2,025)      $ 174,783
                              ----------     ---------      ----------       --------       ---------
                              ----------     ---------      ----------       --------       ---------


                                   (CONTINUED)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             SCHEDULE VI (CONTINUED)
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                 (In Thousands)

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                               Balance       Additions
                                 at          Charged To                       Other          Balance
                              Beginning      Costs and                       Changes         at End
     Description(4)           of Period       Expenses      Retirements    Add (Deduct)*    of Period
     -----------              ---------      ----------     -----------    -------------    ---------
Buildings &
  Leasehold Improvements      $   15,704     $   4,071      $     (873)      $      4       $  18,906
Manufacturing &
  Test Equipment                  65,880        21,797          (2,468)        (3,327)(2)      81,882
Office Furniture,
  Equipment & Other               39,356        11,344          (4,360) (1)       495          46,835
                              ----------     ---------      ----------       --------       ---------
TOTAL                         $  120,940     $  37,212      $   (7,701)      $ (2,828)      $ 147,623
                              ----------     ---------      ----------       --------       ---------
                              ----------     ---------      ----------       --------       ---------

*    Transfers and reclassifications

(1)  Includes approximately $1,300 related to a write-down of assets in 1991.

(2) Test equipment transferred to inventory for resale to customers and other reclassifications.

(3)  Includes equipment transfers to inventory and other reclassifications.

(4) Certain prior year balances have been adjusted to be consistent with current year presentation.



                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)


                                                      Additions
                                                  ----------------------
                                   Balance at                    Charged        Deductions     Balance at
                                   Beginning      Charged to     to Other          from          End of
         Receivables               of Period        Income       Accounts        Reserves        Period
         -----------               ----------     ----------     --------       ----------     ----------
Year Ended December 31, 1993       $    3,593     $     942      $   --         $    926 (2)     $ 3,609
Year Ended December 31, 1992            9,124         1,761          800 (1)       8,092 (2)       3,593
Year Ended December 31, 1991            5,770         5,000          --            1,646 (2)       9,124

(1) Transfers from a reserve for customer guarantees, which were included in "Accrued Liabilities", to Allowance for Doubtful Accounts".

(2)  Accounts written off, net of collections.


                         DSC COMMUNICATIONS CORPORATION
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                                 (In thousands)

                                                        Maximum         Average        Weighted
     Category of                        Weighted         Amount         Amount         Average
      Aggregate          Balance         Average       Outstanding    Outstanding    Interest Rate
     Short-term          at End of      Interest       During the     During the       During the
      Borrowing           Period          Rate           Period       Period (1)       Period (1)
     ----------          ---------      ---------      -----------    ------------     ------------

                                            FOR THE YEAR ENDED DECEMBER 31, 1993

Notes payable to banks    $    --          --           $    --       $      -- (3)       --

                                            FOR THE YEAR ENDED DECEMBER 31, 1992

Notes payable to banks    $    --          --           $    --       $      -- (3)       --

                                            FOR THE YEAR ENDED DECEMBER 31, 1991

Notes payable to banks    $    -- (2)   8.50%           $    93,000   $      79,638     8.94%

(1) The average amount outstanding during the period is the average of the daily balances. The weighted average interest rate during the period is determined by dividing interest expense related to short-term borrowings by the average of daily balances.

(2) At December 31, 1991, $93,000 of short-term borrowings was reclassified to "Senior debt subject to accelerated maturity." (See Notes to Consolidated Financial Statements in the 1991 Annual Report, which is incorporated by reference herein.)

(3) There were no short-term borrowings for the years ended December 31, 1992 and December 31, 1993.

                         DSC COMMUNICATIONS CORPORATION
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)


                                                       Charged to Costs and Expenses
                                                          Years Ended December 31,
                                                  -------------------------------------
                                                     1993          1992          1991
                                                  ---------     ---------     ---------
Maintenance and repairs                           $   9,502     $   6,908     $   5,901

Taxes, other than payroll and income taxes              *           6,180         5,881

Depreciation and amortization, other than
  property, plant and equipment                         *           6,320         8,215


*  Amount is less than 1% of total sales.

                           EXHIBIT INDEX

10.6  Revolving Credit Agreement, Dated as of February 24, 1994,
      Between the Company and Certain of its Subsidiaries and Certain Financial Institutions Providing for Secured Revolving Credit

11.1  Statement re: Computation of Per Share Earnings

22.1  Subsidiaries of the Registrant

23.1  Consent of Ernst & Young