Form 10-Q
period 1994-03-31
DSC COMMUNICATIONS CORP
filed 1994-05-16
CIK 316004

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File Number: 0-10018

                         DSC COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 54-1025763
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

                       1000 COIT ROAD, PLANO, TEXAS  75075
             (Address of principal executive offices)     (Zip Code)

                                 (214) 519-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes        No
                                      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS                         AS OF APRIL 29, 1994
Common Stock, $.01 Par Value                          55,980,912

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                     March 31,      December 31,
                                                       1994             1993
                                                    -----------     ------------
                                                    (Unaudited)
          ASSETS
- - ---------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . .        $  112,506      $  154,888
  Marketable securities. . . . . . . . . . .           193,075         158,920
  Receivables. . . . . . . . . . . . . . . .           132,841         139,962
  Inventories. . . . . . . . . . . . . . . .           140,898         122,869
  Contract development costs . . . . . . . .             8,183           5,978
  Other current assets . . . . . . . . . . .            26,956          19,414
                                                    -----------     ------------
       Total current assets. . . . . . . . .           614,459         602,031
                                                    -----------     ------------
PROPERTY AND EQUIPMENT, at cost. . . . . . .           411,994         380,480
  Less accumulated depreciation
   and amortization. . . . . . . . . . . . .          (210,415)       (200,697)
                                                    -----------     ------------
                                                       201,579         179,783
                                                    -----------     ------------
LONG-TERM RECEIVABLES. . . . . . . . . . . .            11,760          16,515
CAPITALIZED SOFTWARE DEVELOPMENT COSTS . . .            34,468          33,485
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET . . . . . . . . .            49,536          50,317
OTHER. . . . . . . . . . . . . . . . . . . .            30,615          18,286
                                                    -----------     ------------
       Total assets. . . . . . . . . . . . .        $  942,417      $  900,417
                                                    -----------     ------------
                                                    -----------     ------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
- - ---------------------------------------------
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . .        $   51,943      $   48,450
  Accrued liabilities. . . . . . . . . . . .           114,475         112,993
  Customer advances. . . . . . . . . . . . .            17,780          15,712
  Income taxes payable . . . . . . . . . . .             5,319           4,460
  Current portion of long-term debt. . . . .            13,396          13,664
                                                    -----------     ------------
       Total current liabilities . . . . . .           202,913         195,279
                                                    -----------     ------------
LONG-TERM DEBT, net of current portion . . .            17,282          56,748
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES . . . . . . . . . . .            38,990          30,590

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
    60,902 in 1994 and 60,047 in 1993;
    outstanding - 55,873 in 1994 and
    55,018 in 1993 . . . . . . . . . . . . .               609             600
  Additional capital . . . . . . . . . . . .           595,162         558,222
  Unrealized losses on securities,
    net of income taxes. . . . . . . . . . .            (1,118)             --
  Retained earnings. . . . . . . . . . . . .           132,036         102,435
                                                    -----------     ------------
                                                       726,689         661,257
Treasury stock, at cost, 5,029 shares. . . .           (43,457)        (43,457)
                                                    -----------     ------------
       Total shareholders' equity. . . . . .           683,232         617,800
                                                    -----------     ------------
             Total liabilities and
               shareholders' equity. . . . .        $  942,417      $  900,417
                                                    -----------     ------------
                                                    -----------     ------------


See the accompanying Notes to Condensed Consolidated Financial Statements.


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (IN Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1994            1993
                                                    -------------   ------------
Revenue. . . . . . . . . . . . . . . . . . .        $  200,874      $  156,193
Cost of revenue. . . . . . . . . . . . . . .           103,859          88,952
                                                    ------------    ------------
  Gross profit . . . . . . . . . . . . . . .            97,015          67,241
                                                    ------------    ------------

Operating costs and expenses:
  Research and product development . . . . .            24,703          21,253
  Selling, general and administrative. . . .            30,598          25,955
  Other operating costs. . . . . . . . . . .             2,478           1,771
                                                    -----------     ------------
    Total operating costs and expenses . . .            57,779          48,979
                                                    -----------     ------------

  Operating income . . . . . . . . . . . . .            39,236          18,262

Interest expense . . . . . . . . . . . . . .               230           1,811
Interest income. . . . . . . . . . . . . . .            (3,486)         (1,183)
Other expense, net . . . . . . . . . . . . .             1,379             661
                                                    -----------     ------------
    Income before income taxes . . . . . . .            41,113          16,973
Income taxes . . . . . . . . . . . . . . . .            11,512           5,601
                                                    -----------     ------------
    Net income . . . . . . . . . . . . . . .        $   29,601      $   11,372
                                                    -----------     ------------
                                                    -----------     ------------

Income per share (1) . . . . . . . . . . . .        $     0.25      $     0.12
                                                    -----------     ------------
                                                    -----------     ------------

Average shares used in computation (1) . . .           116,155          95,653

- - ------------------
(1) On April 27, 1994, the Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, to shareholders of record on May 11, 1994. All average shares and income per share data for all periods presented have been restated to retroactively reflect the stock split.



See the accompanying Notes to Condensed Consolidated Financial Statements.


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1994            1993
                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . .  $   29,601      $   11,372
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization. . . . . . . .      12,227          10,554
      Amortization of capitalized software
         development costs . . . . . . . . . . . .       5,227           4,036
      Income tax benefit related
         to stock options. . . . . . . . . . . . .          --           3,000
      (Increase) decrease in current and
         long-term receivables . . . . . . . . . .      10,876          (4,281)
      Increase in inventory. . . . . . . . . . . .     (18,029)         (2,211)
      Increase (decrease) in customer advances . .       2,068         (13,650)
      Other, including changes in current
         payables and other assets . . . . . . . .        (930)          8,112
      Increase in noncurrent income taxes
         and other liabilities . . . . . . . . . .       8,400           2,406
                                                    -----------     ------------

       NET CASH PROVIDED BY
       OPERATING ACTIVITIES. . . . . . . . . . . .      49,440          19,338
                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . .     (32,760)        (17,061)
  Additions to capitalized software
    development costs. . . . . . . . . . . . . . .      (6,210)         (3,984)
  Purchase of long-term investment securities. . .     (12,500)             --
  Purchases of marketable securities . . . . . . .    (221,084)             --
  Proceeds from sales of marketable securities . .     184,389              --
  Other. . . . . . . . . . . . . . . . . . . . . .        (517)            184
                                                    -----------     ------------

       NET CASH USED FOR
       INVESTING ACTIVITIES. . . . . . . . . . . .     (88,682)        (20,861)
                                                    -----------     ------------


                                   (Continued)


                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1994            1993
                                                    -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term borrowings . . . . . . . .      (3,610)         (5,153)
  Proceeds from the sale of common stock
    from employee stock programs . . . . . . . . .       1,895           3,073
  Redemptions of 8% subordinated
    convertible debentures . . . . . . . . . . . .      (1,696)             --
  Other. . . . . . . . . . . . . . . . . . . . . .         271            (671)
                                                    -----------     ------------

       NET CASH USED FOR
       FINANCING ACTIVITIES. . . . . . . . . . . .      (3,140)         (2,751)
                                                    -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . .     (42,382)         (4,274)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .     154,888          69,839
                                                    -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . .  $  112,506      $   65,565
                                                    -----------     ------------
                                                    -----------     ------------




SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . . .  $      600      $    3,806
                                                    -----------     ------------
                                                    -----------     ------------

  Income taxes paid. . . . . . . . . . . . . . . .  $    3,754      $    1,569
                                                    -----------     ------------
                                                    -----------     ------------


See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                  March 31, 1994 and 1993 and December 31, 1993
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position and results of operations and cash flows. Such adjustments are of a recurring nature unless otherwise disclosed herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Quarterly consolidated financial results may not be indicative of annual consolidated financial results.

The Company has not paid or declared a cash dividend on its common stock since its organization.

Certain prior years' financial statement information has been reclassified to conform with the current year financial statement presentation.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1993 Annual Report to Shareholders for the year ended December 31, 1993.

INVENTORIES

Inventories consisted of the following (in thousands):


                                           March 31,           December 31,
                                             1994                 1993
                                         -------------         ------------
     Raw Materials . . . . . . . . .       $  52,228            $  47,845
     Work in Process . . . . . . . .          10,850               12,471
     Finished Goods. . . . . . . . .          77,820               62,553
                                           ---------            ---------
                                           $ 140,898            $ 122,869
                                           ---------            ---------
                                           ---------            ---------

CREDIT AGREEMENT

On February 24, 1994, the Company entered into an uncollateralized revolving credit facility, which expires on February 24, 1997, with two banks providing for borrowings up to $50,000,000. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company up to $25,000,000. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the three months ended March 31, 1994. Letters of credit issued by the banks under this agreement on behalf of the Company were approximately $6,205,000 at March 31, 1994.

DEBT

On January 14, 1994, the Company called for the redemption of all of the outstanding 8% subordinated convertible debentures. The debentures were convertible, at the option of the holder, into shares of the Company's common stock at $54.50 per share. In February 1994, $34,720,000 of debentures were converted into approximately 637,000 shares of common stock, and $1,696,000 of debentures were redeemed for cash.

INCOME TAX EXPENSE

The Company's income tax expense includes foreign, state (primarily related to Puerto Rico) and federal income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income, a deduction for gains by employees from exercises of stock options and the degree to which net operating losses may be utilized. The effective tax rate could change as estimates of these variables change throughout the year.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase receivables and operating leases which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to $5,214,000 at March 31, 1994. The Company has guarantees of $9,580,000 outstanding at March 31, 1994, supporting Company and third-party performance bonds to customers and others, of which $6,205,000 were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company enters into forward foreign exchange contracts to hedge certain receivables and firm contracts for delivery of products and services which are denominated in foreign currencies. At March 31, 1994, the Company had forward foreign exchange contracts of $21,105,000 to hedge future receipts in such currencies. Gains and losses related to the forward contracts are recognized as part of the cost of the underlying transactions being hedged. Forward foreign exchange contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote and any losses therefrom would be immaterial.

For information regarding litigation, refer to Part II - Other Information, Item
1. "Legal Proceedings".

SUBSEQUENT EVENTS

On April 27, 1994, the shareholders approved an increase in the number of authorized shares of common stock from 100 million shares to 250 million shares. In addition on April 27, 1994, the Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, to shareholders of record on May 11, 1994. The par value of common stock will remain at $.01 per share. When effected, the stock split will result in the issuance of approximately 56,004,000 new shares of common stock and the transfer of approximately $560,040 from Additional Capital to Common Stock, representing the par value of the shares issued. All average shares and income per share data have been restated to retroactively reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the three months ended March 31, 1994, the Company reported revenue of $200.9 million and net income of $29.6 million, or $0.25 per share, compared to revenue of $156.2 million and net income of $11.4 million, or $0.12 per share, for the three months ended March 31, 1993. As stated previously, all average shares and income per share data for all periods presented have been restated to retroactively reflect the stock split. See "Subsequent Events" in Notes to Condensed Consolidated Financial Statements for further information.

Revenue for the 1994 first quarter increased 29% compared to the same period in 1993. This revenue growth was due to a higher volume of deliveries in all product areas, particularly switching and access products with access products' revenue more than doubling from the prior year first quarter level. Gross profit as a percentage of revenue was approximately 48% for the quarter compared to 43% in the same period of 1993. This improvement was due primarily to cost reduction activities, higher business levels and a favorable product mix. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expenses increased to $24.7 million, or 12% of revenue, for the three month period ended March 31, 1994 compared to $21.3 million, or 14% of revenue, for the three month period ended March 31, 1993. Selling, general and administrative expenses increased $4.6 million in the first three months of 1994 to $30.6 million but declined as a percentage of revenue to 15% for the three months ended March 31, 1994 from 17% for the same period in 1993.

Income before income taxes for the first quarter of 1994 was favorably impacted by substantially lower interest expense and an increase in interest income. Interest expense declined approximately $1.6 million for the three month period of 1994 from the same period of 1993 due to the conversion of substantially all of the Company's outstanding subordinated convertible debentures in 1993 and early 1994 into shares of the Company's common stock. Interest income for the first quarter of 1994 increased by approximately $2.3 million from the same period in 1993 due primarily to the investment of the proceeds from the November 1993 equity offering in marketable securities.

The Company's estimated effective income tax rate was 28% for the three month period ended March 31, 1994. See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for further information.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the successful enhancement of existing products; introduction and market acceptance of new products on a timely basis; timing of orders from major customers; mix of products sold; product costs; manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents at March 31, 1994 were $112.5 million compared to $154.9 million at December 31, 1993 while marketable securities were $193.1 million at March 31, 1994 compared to $158.9 million at December 31, 1993.

Cash of $49.4 million was generated from operating activities. Non-debt working capital, excluding cash, cash equivalents and marketable securities, increased $12.8 million to $119.4 million at March 31, 1994. This increase was due primarily from a growth in finished inventories to support existing and expected customer requirements.

Investing activities during the three months ended March 31, 1994 included additions to property and equipment of $32.8 million, of which approximately $16.4 million related to the purchase of 148 acres of land near the Company's present campus location to be used for future building expansion. The Company's rapid business expansion during 1993 and expected future domestic and international growth have and will continue to increase capital requirements including facilities and manufacturing and development equipment. As a result, it is anticipated that 1994 capital requirements will substantially exceed 1993 capital expenditures. During the first quarter of 1994, the Company purchased $12.5 million of long-term interest bearing investment securities collateralized by U.S. Treasury obligations.

Financing activities during the three months ended March 31, 1994 included proceeds of $1.9 million from the issuance of the Company's common stock related to employee stock programs. Additionally, the Company made $3.6 million of scheduled payments on long-term borrowings during the three months ended March 31, 1994. The Company periodically finances facilities and equipment requirements under operating leases. At March 31, 1994, operating lease obligations increased to over $100.0 million from $62.8 million at December 31, 1993, primarily due to the Company's expansion into new facilities under a long-term lease in the United Kingdom.

As discussed in the Notes to Condensed Consolidated Financial Statements, debentureholders converted approximately $34.7 million of debentures into approximately 637,000 shares of common stock and approximately $1.7 million of debentures were redeemed for cash.

In February 1994, the Company entered into a new unsecured revolving credit facility, which expires on February 24, 1997, providing for borrowings up to $50.0 million. The maximum available borrowings are reduced by the value of outstanding letters of credit issued on behalf of the Company up to $25.0 million. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the three months ended March 31, 1994. At March 31, 1994, the Company could borrow up to $43.8 million under the credit agreement, net of outstanding letters of credit. See "Credit Agreement" in Notes to Condensed Consolidated Financial Statements for further information.

The Company believes that it has the financial resources required to support its expected business growth, including working capital expansion, necessary capital expenditure requirements, operating lease obligations and scheduled debt payments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

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

     The Consolidated Complaint alleges violations of Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and negligent misrepresentation as a result of alleged misrepresentations and omissions with respect to information contained in press releases, reports to the Company's shareholders, and certain filings and periodic reports filed with the Securities and Exchange Commission by the Company. The plaintiffs allege that the Company made certain misleading statements regarding the quality and reliability of its products and the Company's financial condition and its prospects. The Consolidated Complaint seeks actual and punitive damages in unspecified amounts, prejudgment interest, and attorneys' fees. On February 3, 1992, the Company filed a motion with the Court seeking dismissal of the complaint. In March, 1993, the Court dismissed the Consolidated Complaint without prejudice. On
February 25, 1994, the United States Fifth Circuit Court of Appeals affirmed the Court's decision to dismiss the Consolidated Complaint. On March 25, 1994, the plaintiffs filed a petition for a rehearing which was subsequently denied. The plaintiffs have the option to seek further discretionary review by the United States Supreme Court.

     On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a suit in Delaware Chancery Court (the "Court"), derivatively purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald and all other benefits of Mr. Donald, including previously-granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On April 15, 1994, Mr. Grimes filed an application for leave to amend his complaint to include claims of various defects in the Company's proxy statement transmitted to stockholders in connection with its Annual Meeting held on April 27, 1994. The plaintiff seeks a decree from the Court that the proxy statement in so far as it relates to the Company's 1994 Long Term Incentive Plan (the "LTIP") and actions taken with respect to the LTIP are null and void and seeks to enjoin this Company from implementing the LTIP. The individual defendants will file a responsive pleading and intend to vigorously contest Grimes' claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders


The Company's 1994 Annual Meeting of Stockholders was held on April 27, 1994. The following matters were voted on by the stockholders:

1. ELECTION OF THREE DIRECTORS: The following persons were elected to the Board of Directors as Class I Directors for terms extending through the 1997 Annual Meeting of stockholders:

                                       Shares Voted
                                  ----------------------
                                     For       Withheld
                                  ----------   --------

     Frank J. Cummiskey           47,536,321    168,410
     Raymond J. Dempsey           47,536,330    168,401
     James L. Fisher              47,536,644    168,087

2. APPROVAL TO AMEND THE RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF THE COMPANY'S COMMON STOCK FROM 100,000,000 TO 250,000,000. The Company's Restated Certificate of Incorporation provided for the issuance of 100,000,000 shares of the Company's Common Stock having a par value of $.01 per share. The Restated Certificate of Incorporation, as amended, provides for the issuance of up to 250,000,000 shares of Common Stock by management of the Company. At the 1994 Annual Meeting of Stockholders, the Company's stockholders approved the increase in the authorized shares. The vote was 34,189,606 shares in favor, 13,431,766 shares against, and 83,359 shares abstaining.

3. APPROVAL OF THE DSC COMMUNICATIONS CORPORATION 1994 LONG-TERM INCENTIVE COMPENSATION PLAN. Subject to stockholder approval, the Company's Board of Directors approved the DSC Communications Corporation 1994 Long-Term Incentive Compensation Plan (the "1994 LTIP"). The 1994 LTIP is set forth in its entirety in Exhibit A to the Company's Definitive Proxy Statement previously filed in connection with the 1994 Annual Meeting of Stockholders. At the 1994 Annual Meeting of Stockholders, the Company's stockholders approved the 1994 LTIP. The vote was 40,321,939 shares in favor, 6,880,143 shares against, 313,375 shares abstaining and 189,274 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits.

     11. Computation of Income Per Share.

B.   Reports on Form 8-K.

     No reports on Form 8-K have been filed during the three months ended March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DSC COMMUNICATIONS CORPORATION



Dated: May 13, 1994                By:  s/ Kenneth R. Vines
                                        -------------------
                                        Kenneth R. Vines
                                        Vice President and
                                        Controller, duly
                                        authorized officer and
                                        principal accounting
                                        officer

                                                                      EXHIBIT 11

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         Computation of Income Per Share
                                 (In Thousands)
                                   (Unaudited)


The following table sets forth the computation of shares used in the calculation of income per share for the three months ended March 31, 1994 and 1993. All amounts have been restated to retroactively reflect a two-for-one stock split declared by the Board of Directors on April 27,1994 for shareholders of record on May 11, 1994.


AVERAGE SHARES USED IN INCOME PER SHARE CALCULATION:

                                                               Three Months Ended March 31,
                                                ----------------------------------------------------------
                                                            1994                          1993
                                                ---------------------------    ---------------------------
                                                                   Fully                          Fully
                                                  Primary       Diluted (A)      Primary       Diluted (A)
                                                -----------     -----------    -----------     -----------
Weighted average
  shares outstanding
  during the period. . . . . . . . . . . .        110,868           --            89,645           --

Common share equivalents
  outstanding:
  Options and warrants
    issued and
    contingently issuable. . . . . . . . .          6,886           --             8,460           --
  Assumed purchase of
    treasury shares. . . . . . . . . . . .         (1,599)          --            (2,452)          --
                                                -----------     -----------    -----------     -----------

Weighted average shares
  used in calculation. . . . . . . . . . .        116,155           --            95,653           --
                                                -----------     -----------    -----------     -----------
                                                -----------     -----------    -----------     -----------


- - ----------------

(A) Fully diluted income per share is not shown since the dilutive effect is less than three percent.
