Form 10-Q
period 1994-06-30
DSC COMMUNICATIONS CORP
filed 1994-08-15
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018

                       DSC COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                         54-1025763
      -------------------------------          -------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

           1000 Coit Road, Plano, Texas         75075
     ----------------------------------------------------
     (Address of principal executive offices) (Zip Code)

                                (214) 519-3000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             Number of Shares Outstanding
          Title of Each Class                    as of July 31, 1994
      ----------------------------           ----------------------------
      Common Stock, $.01 Par Value                    112,508,457

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                  June 30,          December 31,
                                                                    1994                1993
                                                              --------------       -------------
                                                                (Unaudited)
                             Assets
                             ------
CURRENT ASSETS
  Cash and cash equivalents.................................  $      124,616       $     154,888
  Marketable securities.....................................         216,337             158,920
  Receivables...............................................         120,939             139,962
  Inventories...............................................         155,193             122,869
  Contract development costs................................           9,576               5,978
  Other current assets......................................          28,617              19,414
                                                              --------------       -------------
       Total current assets.................................         655,278             602,031
                                                              --------------       -------------
PROPERTY AND EQUIPMENT, at cost.............................         442,635             380,480
  Less accumulated depreciation
   and amortization.........................................        (221,583)           (200,697)
                                                              --------------       -------------
                                                                     221,052             179,783
                                                              --------------       -------------
LONG-TERM RECEIVABLES.......................................          14,294              16,515
CAPITALIZED SOFTWARE DEVELOPMENT COSTS......................          35,102              33,485
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET..................................          48,755              50,317
OTHER.......................................................          30,983              18,286
                                                              --------------       -------------
           Total assets.....................................  $    1,005,464       $     900,417
                                                              ==============       =============
           Liabilities and Shareholders' Equity
           ------------------------------------
CURRENT LIABILITIES
  Accounts payable..........................................  $       56,192       $      48,450
  Accrued liabilities.......................................         127,387             112,993
  Customer advances.........................................          18,192              15,712
  Income taxes payable......................................           8,864               4,460
  Current portion of long-term debt.........................          13,160              13,664
                                                              --------------       -------------
       Total current liabilities............................         223,795             195,279
                                                              --------------       -------------
LONG-TERM DEBT, net of current portion......................          13,147              56,748
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES......................................          47,992              30,590

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
    117,146 in 1994 and 60,047 in 1993;
    outstanding - 112,117 in 1994 and
    55,018 in 1993..........................................           1,171                 600
  Additional capital........................................         597,005             558,222
  Unrealized losses on securities,
    net of income taxes.....................................          (2,509)                --
  Retained earnings ........................................         168,320             102,435
                                                              --------------       -------------
                                                                     763,987             661,257

Treasury stock, at cost, 5,029 shares.......................         (43,457)            (43,457)
                                                              --------------       -------------
     Total shareholders' equity.............................         720,530             617,800
                                                              --------------       -------------
           Total liabilities and
             shareholders' equity...........................  $    1,005,464       $     900,417
                                                              ==============       =============

See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                   --------------------------  ---------------------------
                                                        1994          1993          1994           1993
                                                   ------------  ------------  ------------  -------------
Revenue..........................................  $    229,574  $    168,676  $    430,448  $     324,869
Cost of revenue..................................       116,707        95,557       220,566        184,509
                                                   ------------  ------------  ------------  -------------
  Gross profit...................................       112,867        73,119       209,882        140,360
                                                   ------------  ------------  ------------  -------------

Operating costs and expenses:
  Research and product development...............        28,913        19,885        53,616         41,138
  Selling, general and administrative............        33,910        26,679        64,508         52,634
  Other operating costs..........................         2,400         1,935         4,878          3,706
                                                   ------------  ------------  ------------  -------------
    Total operating costs and expenses...........        65,223        48,499       123,002         97,478
                                                   ------------  ------------  ------------  -------------

  Operating income ..............................        47,644        24,620        86,880         42,882

Interest expense.................................           454         1,449           684          3,260
Interest income..................................        (4,078)       (1,394)       (7,564)        (2,577)
Other expense, net...............................           918           571         2,297          1,232
                                                   ------------  ------------  ------------  -------------
    Income before income taxes...................        50,350        23,994        91,463         40,967
Income taxes.....................................        14,066         5,758        25,578         11,359
                                                   ------------  ------------  ------------  -------------
    Net income ..................................  $     36,284  $     18,236  $     65,885  $      29,608
                                                   ============  ============  ============  =============

Income per share (1).............................  $       0.31  $       0.17  $       0.57  $        0.29
                                                   ============  ============  ============  =============

Average shares used in computation (1)...........       116,604       106,426       116,420        101,848



(1) On April 27, 1994, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, to shareholders of record on May 11, 1994. All average shares and income per share data presented for 1993 have been restated to retroactively reflect the stock split.




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                               Six Months Ended
                                                                    June 30,
                                                       -------------------------------
                                                             1994            1993
                                                       --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................  $       65,885  $        29,608
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization..................          25,271           21,371
      Amortization of capitalized software
         development costs...........................          10,597            8,742
      Income tax benefit related
         to stock options............................              --            3,000
  (Increase) decrease in current and
    long-term receivables............................          20,244          (23,489)
  Increase in inventory..............................         (32,324)         (13,793)
  Increase (decrease) in customer advances...........           2,480          (26,686)
  Other, including changes in current
    payables and other assets........................          17,082           18,889
  Increase in noncurrent income taxes
    and other liabilities............................          17,402            7,534
                                                       --------------  ---------------

          NET CASH PROVIDED BY
          OPERATING ACTIVITIES.......................         126,637           25,176
                                                       --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities.................        (263,251)              --
  Proceeds from sales and maturities of marketable
    securities.......................................         201,666               --
  Purchases of property and equipment................         (63,861)         (35,471)
  Additions to capitalized software
    development costs................................         (12,214)          (8,819)
  Purchase of long-term investment security..........         (12,500)              --
  Other..............................................          (1,189)            (377)
                                                       --------------  ---------------

          NET CASH USED FOR
          INVESTING ACTIVITIES.......................        (151,349)         (44,667)
                                                       --------------  ---------------


                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)



                                                               Six Months Ended
                                                                    June 30,
                                                       -------------------------------
                                                             1994            1993
                                                       --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term borrowings...............................              --           20,070
  Payments of long-term borrowings...................          (8,781)         (11,446)
  Proceeds from the sale of common stock
    from employee stock programs.....................           3,847            9,336
  Redemptions of 8% subordinated
    convertible debentures...........................          (1,696)              --
  Other..............................................           1,070             (755)
                                                       --------------  ---------------

          NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES.......................          (5,560)          17,205
                                                       --------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........         (30,272)          (2,286)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....         154,888           69,839
                                                       --------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........  $      124,616  $        67,553
                                                       ==============  ===============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid......................................  $        1,285  $         5,422
                                                       ==============  ===============

  Income taxes paid..................................  $        7,008  $         3,131
                                                       ==============  ===============




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  June 30, 1994 and 1993 and December 31, 1993
                                  (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                   June 30,            December 31,
                                                     1994                  1993
                                                 -----------           ------------
           Raw Materials . . . . . . . . . . .     $ 53,098              $ 47,845
           Work in Process . . . . . . . . . .       11,557                12,471
           Finished Goods  . . . . . . . . . .       90,538                62,553
                                                   --------              --------
                                                   $155,193              $122,869
                                                   ========              ========

CREDIT AGREEMENT

On February 24, 1994, the Company entered into an uncollateralized revolving credit facility, which expires on February 24, 1997, with two banks providing for borrowings up to $50,000,000. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company up to $25,000,000. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed.
The agreement contains various financial covenants. There have been no borrowings under the credit facility during the six months ended June 30, 1994. Letters of credit issued by the banks under this agreement on behalf of the Company were approximately $6,708,000 at June 30, 1994.

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

COMMON STOCK

On April 27, 1994, the shareholders approved an increase in the number of authorized shares of common stock from 100 million to 250 million shares. In addition, on April 27, 1994 the Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, to shareholders of record on May 11, 1994. The par-value of common stock was not changed from $0.01. The stock split resulted in the issuance of 56,004,000 new shares of common stock and the transfer of $560,040 from Additional Capital to Common Stock, representing the par value of the shares issued. All 1993 average shares and per share data have been restated to retroactively reflect the stock split.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase receivables and operating leases which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to $4,222,000 at June 30, 1994. The Company has guarantees of $9,770,000 outstanding at June 30, 1994, supporting Company and third-party performance bonds to customers and others, of which $6,708,000 were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company enters into forward foreign exchange contracts to hedge certain receivables and firm contracts for delivery of products and services which are denominated in foreign currencies. At June 30, 1994, the Company had forward foreign exchange contracts of $21,578,000 to hedge future receipts in such currencies. Gains and losses related to the forward contracts are recognized as part of the cost of the underlying transactions being hedged. Forward foreign exchange contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote and any losses therefrom would be immaterial.

For information regarding litigation, refer to Part II - Other Information,
Item 1. "Legal Proceedings".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended June 30, 1994, the Company reported revenue of $229.6 million and net income of $36.3 million, or $0.31 per share, compared to revenue of $168.7 million and net income of $18.2 million, or $0.17 per share, for the three months ended June 30, 1993. For the six months ended June 30, 1994, the Company recorded revenue of $430.4 million and net income of $65.9 million, or $0.57 per share, compared to revenue of $324.9 million and a net income of $29.6 million, or $0.29 per share, for the first half of 1993. All average shares and income per share data presented for 1993 have been restated to retroactively reflect the stock split. See "Common Stock" in Notes to Condensed Consolidated Financial Statements for further information.

Revenue for the 1994 second quarter and first six months increased more than 36% and 32%, respectively, compared to the same periods in 1993. The growth in revenue was primarily the result of continuing strong demand for switching and access products. In particular, deliveries of switching products to cellular customers experienced substantial growth. Gross profit as a percentage of revenue was approximately 49% for both the second quarter and six month period ended June 30, 1994 compared to 43% for each of the same periods last year. Continued improvement in operating efficiencies, higher business levels and a favorable product mix all contributed to this improvement. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expense in the second quarter of 1994 and 1993 was $28.9 million, or 13% of revenue, and $19.9 million, or 12% of revenue, respectively. Research and product development expense for the six months ended June 30, 1994 was $53.6 million, or 12% of revenue, compared to $41.1 million, or 13% of revenue, for the six months in 1993. These increases in research and product development expense represent the Company's on-going commitment to develop new products and enhance existing products across all strategic product areas.

Selling, general and administrative expense was $33.9 million and $64.5 million in the second quarter of 1994 and six months ended June 30, 1994, respectively, compared to $26.7 million and $52.6 million, respectively, for the same periods in 1993. As a percentage of revenue, selling, general and administrative expense for both the three months and six months ended June 30, 1994 declined to 15% from 16% as compared to the same periods in 1993.

Income before income taxes for the second quarter and first half of 1994 was favorably impacted by an increase in interest income and substantially lower interest expense. Interest income for the three months and six months ended June 30, 1994 increased by $2.7 million and $5.0 million, respectively, from the same periods in 1993 due primarily to the investment of the proceeds from the November 1993 equity offering in marketable securities. Interest expense for the three and six months ended June 30, 1994 declined $1.0 million and $2.6 million, respectively, from the same periods in 1993. This was primarily due to the conversion of substantially all of the Company's outstanding subordinated convertible debentures in 1993 and early 1994 into shares of the Company's common stock.

The Company's estimated effective income tax rate was 28% for the three month and six month periods ended June 30, 1994. See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for further information.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the timing and ultimate receipt of orders from customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; introduction and market acceptance of new products on a timely basis; mix of products sold; product costs; manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations.

Financial Condition and Liquidity

The Company's cash and cash equivalents at June 30, 1994 were $124.6 million compared to $154.9 million at December 31, 1993 while marketable securities were $216.3 million at June 30, 1994 compared to $158.9 million at December 31, 1993.

Cash of $126.6 million was generated from operating activities. This was primarily the result of strong earnings, a reduction in accounts receivable and an increase in non-debt liabilities, partially offset by a growth in inventories. The $32.3 million inventory growth primarily relates to finished goods built to support existing customer order backlog and additional customer requirements for the last half of 1994.

During the first six months of 1994, the Company invested $63.9 million in property and equipment. The Company's rapid business expansion during 1993 and 1994 and expected future domestic and international growth have and will continue to increase capital requirements, including facilities and manufacturing and development equipment. The Company has initiated a major facilities expansion plan at its current campus location. The Company purchased 148 acres of land near the Company's present campus location for approximately $16.4 million. In addition, construction of a warehouse and an office building began on a portion of the new land which is expected to be completed in early 1995 and cost approximately $50 million. Also, in July 1994 the Company purchased a previously leased building on its campus for approximately $5 million. It is anticipated that 1994 capital requirements for the full year could exceed $150 million. Also included in investing activities in the first half of 1994 is the purchase of $12.5 million of long-term interest bearing investment securities collateralized by U.S. Treasury obligations.

Financing activities during the six months ended June 30, 1994 included proceeds of $3.8 million from the issuance of the Company's common stock related to employee stock programs. Additionally, the Company made $8.8 million of scheduled payments on long-term borrowings during the six months ended June 30, 1994. The Company periodically finances facilities and equipment requirements under operating leases. During the first half of 1994, future minimum operating lease obligations increased significantly primarily due to the Company's expansion into new facilities under a long-term lease in the United Kingdom and certain new short term facilities leases.

As discussed in the Notes to Condensed Consolidated Financial Statements, debentureholders converted approximately $34.7 million of debentures into approximately 637,000 shares of common stock and approximately $1.7 million of debentures were redeemed for cash.

In February 1994, the Company entered into a new unsecured revolving credit facility, which expires on February 24, 1997, providing for borrowings up to $50.0 million. The maximum available borrowings are reduced by the value of outstanding letters of credit issued on behalf of the Company up to $25.0 million. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the six months ended June 30, 1994. At June 30, 1994, the Company could borrow up to $43.3 million under the credit agreement, net of outstanding letters of credit. See "Credit Agreement" in Notes to Condensed Consolidated Financial Statements for further information.

The Company believes that its existing cash and short term investments, combined with its available financing alternatives, will be adequate to support its expected business growth, including working capital expansion, necessary capital expenditure requirements, operating lease obligations and scheduled debt payments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

        On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a suit in Delaware Chancery Court (the "Court"), derivatively purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald as well as other employment benefits of Mr. Donald are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, Mr. Grimes filed a first amended and supplemental complaint, which adds claims of various defects in the Company's proxy statement transmitted to stockholders in connection with its Annual Meeting held on April 27, 1994. The plaintiff seeks a decree from the Court that the proxy statement in so far as it relates to the Company's 1994 Long Term Incentive Plan (the "LTIP") and actions taken pursuant to the proxy statement with respect to the LTIP are null and void and seeks to enjoin this Company from implementing the LTIP. All defendants have filed answers denying Grimes' claims and have moved to dismiss such claims, with the exception of the recently added claim relating to the proxy statement, and intend to vigorously contest all claims.

        On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; Alan E. Negrin ("Negrin"); and Henri Sulzer ("Sulzer") in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-93CV126. The Company seeks a declaratory judgment that Negrin and Sulzer are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements entered into with the Company. The Company further seeks a declaration that AFC's products, including the UMC 1000 Digital Loop Carrier, are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breach of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and a California statutory antitrust act known as the Cartwright Act. AFC further claims that the Company has (a) tortiously interfered with existing and prospective contractual relationships, (b) committed industrial espionage and misappropriation, (c) trespassed on AFC's business premises, (d) converted certain property of AFC, and (e) committed unfair competition. AFC also seeks a declaratory judgment that it owns all rights to its product, the UMC Digital Loop Carrier. AFC asks the court to award unspecified actual damages, treble damages under the antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against all of the defendants and valid defenses to all of the counterclaims. The case is still in discovery, and the Company intends to vigorously prosecute its claims and defend all of the defendants' counterclaims.

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

Item 6.  Exhibits and Reports on Form 8-K.

A.    Exhibits.

      11.    Computation of Income Per Share.

B.    Reports on Form 8-K.

      No reports on Form 8-K have been filed during the three months ended June 30, 1994.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DSC COMMUNICATIONS CORPORATION



Dated: August 12, 1994                 By:  /s/ KENNETH R. VINES
                                            Kenneth R. Vines
                                            Vice President and
                                            Controller, duly
                                            authorized officer and
                                            principal accounting
                                            officer

                                EXHIBIT INDEX


Exhibit
Number                            Description
- - -------                           -----------
  11.                 Computation of Income Per Share.