Form 10-Q
period 1994-09-30
DSC COMMUNICATIONS CORP
filed 1994-11-14
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018

                        DSC COMMUNICATIONS CORPORATION
         -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         54-1025763
- ---------------------------------                      ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

        1000 Coit Road, Plano, Texas                           75075
        ----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

                            Yes        No
                                 ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Number of Shares Outstanding
       Title of Each Class                           as of October 31, 1994
- ---------------------------------              ---------------------------------
  Common Stock, $.01 Par Value                             113,356,237

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                  September 30,   December 31,
                                                                                                      1994            1993
                                                                                                  -------------   ------------
                                                                                                   (Unaudited)
                                    Assets
                                    ------
CURRENT ASSETS
  Cash and cash equivalents.....................................................                 $   109,240     $   154,888
  Marketable securities.........................................................                     211,635         158,920
  Receivables...................................................................                     165,760         139,962
  Inventories...................................................................                     152,709         122,869
  Contract development costs....................................................                      12,674           5,978
  Other current assets..........................................................                      29,452          19,414
                                                                                                 -----------     -----------
       Total current assets.....................................................                     681,470         602,031
                                                                                                 -----------     -----------
PROPERTY AND EQUIPMENT, at cost.................................................                     477,115         380,480
  Less accumulated depreciation
   and amortization.............................................................                    (233,264)       (200,697)
                                                                                                 -----------     -----------
                                                                                                     243,851         179,783
                                                                                                 -----------     -----------
LONG-TERM RECEIVABLES...........................................................                      20,102          16,515
CAPITALIZED SOFTWARE DEVELOPMENT COSTS..........................................                      36,961          33,485
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET......................................................                      47,974          50,317
OTHER...........................................................................                      31,046          18,286
                                                                                                 -----------     -----------
           Total assets.........................................................                 $ 1,061,404     $   900,417
                                                                                                 ===========     ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable..............................................................                 $    56,475     $    48,450
  Accrued liabilities...........................................................                     126,563         112,993
  Customer advances.............................................................                      10,308          15,712
  Income taxes payable..........................................................                      16,042           4,460
  Current portion of long-term debt.............................................                      12,252          13,664
                                                                                                 -----------     -----------
       Total current liabilities................................................                     221,640         195,279
                                                                                                 -----------     -----------
LONG-TERM DEBT, net of current portion..........................................                      11,944          56,748
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES..........................................................                      55,124          30,590

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   118,263 in 1994 and 60,047 in 1993;
   outstanding - 113,274 in 1994 and
   55,018 in 1993...............................................................                       1,183             600
  Additional capital............................................................                     605,625         558,222
  Unrealized losses on securities,
   net of income taxes.........................................................                      (2,517)             --
  Retained earnings ............................................................                     211,516         102,435
                                                                                                 -----------     -----------
                                                                                                     815,807         661,257

  Treasury stock, at cost, 4,989 shares in 1994
  and 5,029 shares in 1993......................................................                     (43,111)        (43,457)
                                                                                                 -----------     -----------
     Total shareholders' equity.................................................                     772,696         617,800
                                                                                                 -----------     -----------
           Total liabilities and
             shareholders' equity...............................................                 $ 1,061,404     $   900,417
                                                                                                 ===========     ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                -------------------------      ------------------------
                                                  1994           1993           1994             1993
                                                --------       --------       --------        --------
Revenue.....................................    $260,601       $187,971       $691,049        $512,840
Cost of revenue.............................     134,140        106,412        354,706         290,921
                                                --------       --------       --------        --------
  Gross profit..............................     126,461         81,559        336,343         221,919
                                                --------       --------       --------        --------
Operating costs and expenses:
  Research and product development..........      33,559         22,193         87,175          63,331
  Selling, general and administrative.......      35,579         27,921        100,087          80,555
  Other operating costs.....................         949          2,371          5,827           6,077
                                                --------       --------       --------        --------
    Total operating costs and expenses......      70,087         52,485        193,089         149,963
                                                --------       --------       --------        --------

  Operating income .........................      56,374         29,074        143,254          71,956

Interest expense............................         629          1,530          1,313           4,790
Interest income.............................      (4,473)          (975)       (12,037)         (3,552)
Other (income) expense, net.................       1,625         (2,123)         3,922            (891)
                                                --------       --------       --------        --------
    Income before income taxes..............      58,593         30,642        150,056          71,609
Income taxes................................      15,397          7,354         40,975          18,713
                                                --------       --------       --------        --------
    Net income .............................    $ 43,196       $ 23,288       $109,081        $ 52,896
                                                ========       ========       ========        ========

Income per share (1)........................    $   0.37       $   0.22       $   0.94        $   0.52
                                                ========       ========       ========        ========

Average shares used in computation (1)......     116,820        107,960        116,614         102,636



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




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    -----------------------
                                                                      1994           1993
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................     $ 109,081     $  52,896
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization............................        38,876        32,577
      Amortization of capitalized software
         development costs.....................................        15,244        13,229
      Income tax benefit related
         to stock options......................................            --         3,000
  Increase in current and long-term receivables................       (30,385)      (31,952)
  Increase in inventories......................................       (29,840)      (38,861)
  Decrease in customer advances................................        (5,404)      (32,527)
  Other, including changes in current
    payables and other assets..................................        20,825        25,306
  Increase in noncurrent income taxes
    and other liabilities......................................        24,534        15,682
                                                                    ---------     ---------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES.................................       142,931        39,350
                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities...........................      (289,632)           --
  Proceeds from sales and maturities of marketable
    securities.................................................       232,025            --
  Purchases of property and equipment..........................       (99,031)      (54,117)
  Additions to capitalized software
    development costs..........................................       (18,720)      (15,110)
  Purchase of long-term investment security....................       (12,500)           --
  Other........................................................        (1,129)        6,142
                                                                    ---------     ---------
          NET CASH USED FOR
          INVESTING ACTIVITIES.................................      (188,987)      (63,085)
                                                                    ---------     ---------

                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)



                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                       1994           1993
                                                                    ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term borrowings.........................................            --         20,070
  Payments of long-term borrowings.............................       (11,323)       (15,926)
  Proceeds from the sale of common stock
    under stock programs.......................................        11,926         19,672
  Redemptions of 8% subordinated
    convertible debentures.....................................        (1,696)            --
  Other........................................................         1,501           (755)
                                                                    ---------      ---------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES.................................           408         23,061
                                                                    ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS......................       (45,648)          (674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............       154,888         69,839
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................     $ 109,240      $  69,165
                                                                    =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid................................................     $   1,453      $   5,941
                                                                    =========      =========
  Income taxes paid............................................     $   9,944      $   3,690
                                                                    =========      =========



See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               September 30, 1994 and 1993 and December 31, 1993
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. Such adjustments are of a recurring nature unless otherwise disclosed herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Quarterly consolidated financial results may not be indicative of annual consolidated financial results.

The Company has not paid or declared a cash dividend on its common stock since its organization.

Certain prior year's financial statement information has been reclassified to conform with the current year financial statement presentation.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1993 Annual Report to Shareholders for the year ended December 31, 1993.

INVENTORIES

Inventories consisted of the following (in thousands):

                                          September 30,         December 31,
                                              1994                  1993
                                          -------------         -----------
      Raw Materials   . . . . . . . . . .   $ 54,393             $ 47,845
      Work in Process . . . . . . . . . .      7,783               12,471
      Finished Goods  . . . . . . . . . .     90,533               62,553
                                            --------             --------
                                            $152,709             $122,869
                                            ========             ========

CREDIT AGREEMENT

On February 24, 1994, the Company entered into an uncollateralized revolving credit facility, which expires on February 24, 1997, with two banks providing for borrowings up to $50,000,000. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company up to $25,000,000. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed.
The agreement contains various financial covenants. There have been no borrowings under the credit facility during the nine months ended September 30, 1994. Letters of credit issued by the banks under this agreement on behalf of the Company were approximately $7,136,000 at September 30, 1994.

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

INCOME TAX EXPENSE

The Company's income tax expense includes foreign, state (primarily related to Puerto Rico) and federal income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income, a deduction for gains by employees from exercises of stock options and the degree to which net operating losses may be utilized. The effective tax rate for the first nine months of 1994 declined to 27% compared to 28% for the first half of 1994 as various estimates for the full year changed. As these variables are finalized at the end of 1994, the effective tax rate could change again, and an adjustment to Additional Capital could be made relating to the tax benefits realized from stock option deductions.

COMMON STOCK

On April 27, 1994, the shareholders approved an increase in the number of authorized shares of common stock from 100 million to 250 million shares. In addition, on April 27, 1994 the Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, to shareholders of record on May 11, 1994. The par value of common stock was not changed from $0.01. The stock split resulted in the issuance of 56,004,000 new shares of common stock and the transfer of $560,040 from Additional Capital to Common Stock, representing the par value of the shares issued. All 1993 average shares and per share data have been restated to retroactively reflect the stock split.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase receivables and operating leases which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to $3,644,000 at September 30, 1994. The Company has guarantees of $13,142,000 outstanding at September 30, 1994 supporting Company and third-party performance bonds to customers and others, of which $7,136,000 were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company enters into forward foreign exchange contracts to hedge certain receivables and firm contracts for delivery of products and services which are denominated in foreign currencies. At September 30, 1994, the Company had forward foreign exchange contracts of $20,480,000 to hedge future receipts in such currencies. Gains and losses related to the forward contracts are recognized as part of the cost of the underlying transactions being hedged. Forward foreign exchange contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would be immaterial.

For information regarding litigation, refer to Part II - Other Information,
Item 1. "Legal Proceedings".

SUBSEQUENT EVENT

On October 21, 1994, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of NKT Elektronik A/S ("NKT Elektronik") for approximately $145 million in cash from its parent company, NKT Holding A/S. NKT Elektronik is a manufacturer of optical transmission equipment and is located in Copenhagen, Denmark. The NKT Elektronik business being acquired had revenue in excess of $100 million in 1993. The transaction is expected to be completed by the end of November 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

For the three months ended September 30, 1994, the Company reported revenue of $260.6 million and net income of $43.2 million, or $0.37 per share, compared to revenue of $188.0 million and net income of $23.3 million, or $0.22 per share, for the three months ended September 30, 1993. For the nine months ended September 30, 1994, the Company recorded revenue of $691.0 million and net income of $109.1 million, or $0.94 per share, compared to revenue of $512.8 million and net income of $52.9 million, or $0.52 per share, for the first nine months of 1993. All average shares and income per share data presented for 1993 have been restated to retroactively reflect the stock split. See "Common Stock" in Notes to Condensed Consolidated Financial Statements for further information.

Revenue for the 1994 third quarter and first nine months increased 39% and 35%, respectively, compared to the same periods in 1993. The growth in revenue was primarily the result of continuing strong demand for switching products and higher deliveries of access products. In particular, deliveries of switching products to cellular customers experienced substantial growth. Gross profit as a percentage of revenue was approximately 49% for both the third quarter and nine month period ended September 30, 1994 compared to 43% for each of the same periods last year. Favorable product content, higher business levels, and continued improvement in operating efficiencies all contributed to this improvement. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expense in the third quarter of 1994 and 1993 was $33.6 million, or 13% of revenue, and $22.2 million, or 12% of revenue, respectively. Research and product development expense for the nine months ended September 30, 1994 was $87.2 million, or 13% of revenue, compared to $63.3 million, or 12% of revenue, for the first nine months in 1993. These increases in research and product development expense represent the Company's ongoing commitment to develop new products and enhance existing products across all strategic product areas.

Selling, general and administrative expense was $35.6 million and $100.1 million in the third quarter of 1994 and the nine months ended September 30, 1994, respectively, compared to $27.9 million and $80.6 million, respectively, for the same periods in 1993. As a percentage of revenue, selling, general and administrative expense for both the three months and nine months ended September 30, 1994 declined to 14% from 15% and 16%, respectively, in the same periods of 1993.

Income before income taxes for the third quarter and first nine months of 1994 was favorably impacted by an increase in interest income and substantially lower interest expense. Interest income for the three months and nine months ended September 30, 1994 increased by $3.5 million and $8.5 million, respectively, from the same periods in 1993 due primarily to the investment of the proceeds from the November 1993 equity offering in marketable securities. Interest expense for the three and nine months ended September 30, 1994 declined $0.9 million and $3.5 million, respectively, from the same periods in 1993. This was primarily due to the conversion of substantially all of the Company's outstanding subordinated convertible debentures in 1993 and early 1994 into shares of the Company's common stock.

The Company's estimated effective income tax rate was 26% and 27% for the three month and nine month periods ended September 30, 1994, respectively. See "Income Tax Expense" in Notes to Condensed Consolidated Financial Statements for further information.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; introduction and market acceptance of new products on a timely basis; mix of products sold; product costs; manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations.

Financial Condition and Liquidity
- ---------------------------------

The Company's cash and cash equivalents at September 30, 1994 were $109.2 million compared to $154.9 million at December 31, 1993 while marketable securities were $211.6 million at September 30, 1994 compared to $158.9 million at December 31, 1993. The Company's investment activities are limited to investments in high credit quality securities and do not include significant speculative market activities with a high degree of risk.

Cash of $142.9 million was generated from operating activities during the first nine months of 1994. This was primarily the result of strong earnings and an increase in non-debt liabilities, partially offset by growth in inventories and receivables due to increased business levels. Inventories grew $29.8 million due primarily to a higher level of finished goods built to support existing customer order backlog and additional customer requirements for the last three months of 1994 and early 1995.

During the first nine months of 1994, the Company invested $99.0 million in property and equipment. The Company's rapid business expansion during 1993 and 1994 and expected future domestic and international growth have and will continue to increase capital requirements, including facilities and manufacturing and development equipment. The Company has initiated a major facilities expansion plan at its current campus location. The Company purchased 148 acres of land near its present campus location for approximately $16.4 million. In addition, construction of a warehouse and an office building began on a portion of the new land which is expected to be completed by mid 1995 and cost approximately $50 million. Also, in July 1994 the Company purchased a previously leased building on its campus for approximately $5 million. It is anticipated that 1994 capital requirements for the full year could be between $120 million and $140 million. Also included in investing activities in the first nine months of 1994 is the purchase of $12.5 million of long-term interest bearing investment securities collateralized by U.S. Treasury obligations.

Financing activities during the nine months ended September 30, 1994 included proceeds of $11.9 million from the issuance of the Company's common stock under stock programs. Additionally, the Company made $11.3 million of scheduled payments on long-term borrowings during the nine months ended September 30, 1994. The Company periodically finances facilities and equipment requirements under operating leases. During the first nine months of 1994, future minimum operating lease obligations increased significantly primarily due to the Company's expansion into new facilities under long-term leases in California and the United Kingdom and certain new short-term facilities leases.

As discussed in the Notes to Condensed Consolidated Financial Statements, in February 1994 debenture holders converted approximately $34.7 million of debentures into approximately 637,000 shares of common stock, and approximately $1.7 million of debentures were redeemed for cash.

In February 1994, the Company entered into a new unsecured revolving credit facility, which expires on February 24, 1997, providing for borrowings up to $50.0 million. The maximum available borrowings are reduced by the value of outstanding letters of credit issued on behalf of the Company up to $25.0 million. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the nine months ended September 30, 1994. At September 30, 1994, the Company could borrow up to $42.9 million under the credit agreement, net of outstanding letters of credit. See "Credit Agreement" in Notes to Condensed Consolidated Financial Statements for further information.

As discussed in the Notes to Condensed Consolidated Financial Statements, in October 1994 the Company signed a definitive agreement to acquire all of the outstanding stock of NKT Elektronik for approximately $145 million in cash. The transaction is expected to be completed by the end of November 1994.

The Company believes that for the short-term its existing cash, short-term investments and available credit facilities will be adequate to support the Company's expected business growth, including working capital expansion, necessary capital expenditure requirements, operating lease obligations, scheduled debt payments and the purchase of NKT Elektronik. The Company is currently reviewing various long-term financing alternatives and is considering, to the extent necessary, entering into a long-term financing arrangement during 1995.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

         On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a suit in Delaware Chancery Court (the "Court"), derivatively purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald, as well as other employment benefits of Mr. Donald are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, Mr. Grimes filed a first amended and supplemental complaint, which adds claims of various defects in the Company's proxy statement transmitted to stockholders in connection with its Annual Meeting held on April 27, 1994. The plaintiff seeks a decree from the Court that the proxy statement in so far as it relates to the Company's 1994 Long Term Incentive Plan (the "LTIP") and actions taken pursuant to the proxy statement with respect to the LTIP are null and void and seeks to enjoin the Company from implementing the LTIP. All defendants have filed answers denying Grimes' amended claims and have moved to dismiss such claims. An oral hearing on the motions to dismiss was held on September 21, 1994, but the judge has not ruled on the motions.
All defendants intend to vigorously contest all claims.

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

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleges that DGI has engaged in unfair competition under the Lanham Act and the common law by trading on DSC's reputation and by misleading customers about DGI's research and development efforts. The Company further alleges that DGI has misappropriated DSC trade secrets regarding digital trunk interface cards and microprocessor cards. The Company seeks damages for DGI's prior actions and permanent injunctive relief. DGI has brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion and unfair competition. DGI's antitrust counterclaims are based upon allegations that DSC's claims constitute "sham" litigation, that DSC's statements to customers about the impact of their use of DGI products on DSC warranties are unlawful attempts to exclude competition and that DSC has unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaims are based upon certain investigative procedures employed by DSC in connection with this controversy. DGI asks the Court to award unspecified actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief and attorneys fees. Finally, DGI seeks declaratory relief that DGI's sales of microprocessors do not violate any proprietary rights of DSC or any applicable law. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against DGI and valid defenses to DGI's counterclaims. The case is still in discovery, and the Company intends vigorously to prosecute its claims and to defend all of DGI's counterclaims.

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

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

          2. Stock Purchase Agreement By and Among DSC Communications Corporation, NKT Holding A/S, and NKT Elektronik A/S, dated as of October 20, 1994.

         11.   Computation of Income Per Share.

         27.   Financial Data Schedule.

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended September 30, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSC COMMUNICATIONS CORPORATION



Dated: November 14, 1994                       By: /s/ Kenneth R. Vines
                                                   ----------------------------
                                                       Kenneth R. Vines
                                                       Vice President and
                                                       Controller, duly
                                                       authorized officer and
                                                       principal accounting
                                                       officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

   2.      Stock Purchase Agreement By and Among DSC Communications
           Corporation, NKT Holding A/S, and NKT Elektronik A/S, dated as of October 20, 1994.

  11.      Computation of Income Per Share.

  27.      Financial Data Schedule.