Form 10-K405
DSC COMMUNICATIONS CORP
filed 1995-03-31
CIK 316004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                          -------------------------

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NO. 0-10018

                          -------------------------

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

                        PREFERRED STOCK PURCHASE RIGHTS
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1995, 114,063,244 shares of DSC Communications Corporation Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $3,926,423,079. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive proxy material for the 1995 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this report.

      Certain portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference in Items 6, 7, and 8 of Part II, and Item 14 of Part IV of this report.

                         DSC COMMUNICATIONS CORPORATION

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1994


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

         The Company supplies products to a domestic and international customer base, including local exchange telephone companies, long-distance carriers, cellular telephone companies, international telephone companies, various Fortune 1000 companies, and utility companies. Its customers include the Regional Holding Companies ("RHCs") and most major domestic independent telephone and long-distance companies, including MCI Communications Corporation ("MCI"), U.S. Sprint Communications

Company L.P., GTE Communications Systems Corporation, Alltel Supply, Inc., and LDDS Communications, Inc. The Company is also a manufacturer of high-capacity cellular switches for Motorola, Inc. ("Motorola"), a leading supplier of wireless communication systems throughout the world. International customers include British Telecommunications PLC ("British Telecom"), Mercury Communications, Ltd. ("Mercury"), a subsidiary of Cable & Wireless PLC ("Cable & Wireless") in the United Kingdom, Deutsche Telekom ("Deutsche Telekom") in Germany, DDI Corporation ("DDI") of Japan, and AAP Communications,
Pty. Ltd. ("AAP") of Australia.

         In November, 1994, the Company purchased NKT Elektronik A/S (subsequently renamed DSC Communications A/S), a Copenhagen, Denmark-based manufacturer of optical transmission equipment, for approximately $149 million. DSC Communications A/S, which has nearly 700 employees, will become the center for the Company's European optical transmission business, and is expected to assist in expanding the Company's operations in other markets in Europe. DSC Communications A/S has an extensive international customer base, including customers in Denmark, Norway, Sweden, Finland, The Netherlands, United Kingdom, Germany, Poland, Hungary, and India through local operations in Copenhagen, Denmark; Coventry, England; Warsaw, Poland; New Delhi, India; and Vilnius, Lithuania.


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

         The percentage of consolidated revenue from the Company's product groups, which represented ten percent or more of consolidated revenue, was as follows:



                                                   Year Ended December 31,
                                               1994        1993         1992
                                               ----        ----         ----
         Switching and Intelligent
           Network                             52%         45%          54%
         Access                                27%         28%           *
         Transmission                          17%         22%          28%

         * - Represented less than ten percent of consolidated revenue.

         SWITCHING AND INTELLIGENT NETWORK PRODUCTS. The Company develops, manufactures, and markets advanced switching and intelligent network systems for the worldwide telecommunications marketplace. These systems connect and route calls through a network, and are generally used in four types of applications: intelligent network management and signaling; long-distance switching; switching for the support of high-speed communications such as data, image, and video (broadband switching); and switching systems for wireless
communications, including both cellular and personal communications.   The
Company's switching and advanced intelligent network products are based on the MegaHub(R) platform. The Company offers a full family of digital tandem switch products, a full family of, intelligent network products marketed under the umbrella of A-INfusion(TM) and a broadband control system BASiS(R) (Bandwidth Allocation System for Integrated Services).

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

         One of the Company's first applications of the MegaHub technology was the MegaHub Signal Transfer Point ("MegaHub STP"), a high-capacity switching system used to route or switch signaling messages through the Common Channel Signaling System No. 7 network ("SS7"). The MegaHub STP can be used as an access facility to information services such as 700, 800, and 900 numbers and alternate billing arrangements. The Company is delivering the MegaHub STP to a majority of the major local telephone companies in the United States, including the RHCs and several of the RHCs' cellular subsidiaries, various long-distance carriers in the United States, DDI, a long-distance service competitor of Nippon Telegraph and Telephone in Japan, and Deutsche Telekom, the Germany telecommunications carrier.

         First introduced in 1989, the MegaHub Service Control Point (the "MegaHub SCP") combines the functionalities of the Company's MegaHub STP and standard UNIX-based computing systems. The MegaHub SCP can act as a central storehouse for information about calls and callers, and can answer network requests for such information in an expeditious manner. In 1992, the Company introduced the Programmable Advanced Intelligent Network Computing Environment (the "MegaHub PACE SCP") which builds upon the Company's initial SCP system by creating an open, state-of-the-art computing environment. The capabilities of the MegaHub PACE SCP will provide the user with extremely high transaction rates needed to support applications like credit and calling card validation and cellular fraud detection. The Company has provided the MegaHub PACE SCP to DDI, to a large independent local exchange carrier in the United States, and to Optus Communications Pty Ltd., a competitive telecommunications service provider in Australia. In March, 1994, the Company entered into an agreement with Cable & Wireless, a global telecommunications carrier, who will initially deploy the MegaHub PACE SCP and related equipment in the network of its subsidiary, Mercury, the first company licensed to compete against British Telecom in the United Kingdom.

         The newest member of the A-INfusion family is the MegaHub PACE Service Management System ("MegaHub PACE SMS"). The MegaHub PACE SMS was ordered for use in the United States by two RHCs and by independent telephone companies in the United Kingdom and Australia.

         These advanced intelligent network products and other products were selected in 1994 for use in DDI's wireless, microcell-based Personal Handyphone System following a year-long market trial conducted in Japan.

         In 1991, the Company announced the development and testing of the BASiS switching system. BASiS is a circuit switching platform which allows telecommunications carriers to provide their customers with bandwidth on demand. This capability serves as the foundation for numerous high-speed applications existing in the market today, including video teleconferencing, medical imaging, high-speed facsimile transmission, local area network interconnection, and certain residential applications such as video-on-demand. The BASiS switching system allows customer-to-customer connections at data rates ranging from 1.5Mb per second to 45Mb per second.
The BASiS switching system is currently deployed in the nationwide network of a major long-distance carrier. In addition, BASiS is delivering video services as part of market trials for Bell Atlantic and for a new customer in Italy.

         The Company has developed a group of cellular telephone switches utilizing its tandem switching technology. A cellular switch is used to connect callers to the public telecommunications network. The Company has supplied cellular switches to Motorola since 1985, and currently has an agreement to license software and sell equipment to Motorola on a nonexclusive basis. The Company and Motorola have continued to expand their ongoing relationship by agreeing that the Company would provide repackaged configurations of its existing cellular switching system to Motorola as an alternative to Motorola's line of older and smaller cellular switching systems. The latest of these is a small switch specifically tailored to the China market. Motorola has incorporated the Company's cellular switches into cellular communications systems in the United States and in numerous other countries including the People's Republic of China.

         The Company is a vendor of tandem switches to those United States and Canadian companies which compete with AT&T Corporation ("AT&T") and Bell Canada as alternate long-distance carriers. In addition, the Company provides tandem switches to DDI and to AAP, an Australian private network provider of value added and virtual private network services. Tandem switches are generally used to route calls over long-distance networks. The MegaHub version of the tandem switch, the MegaHub 600E, was first placed into service in 1990.

         ACCESS PRODUCTS. The Company designs, manufactures, and markets equipment for the local loop, that portion of the public telecommunications network which extends from the local telephone company's central office switch to the individual home or business user. Such products include the Litespan(R)-2000, which is the world's first digital loop carrier to meet North American Synchronous Optical Network ("SONET") fiber optic standards and related fiber optic interface requirements set forth by the RHCs. The Litespan-2000 allows telecommunications service providers to introduce the high-capacity technology of fiber optics into the local loop, while supporting basic services, in a cost-effective manner. The Company has entered into multi-year agreements with six of the seven RHCs for purchases of Litespan-2000 systems.

         The Company's Starspan(R) product is an optical fiber distribution system which extends the capabilities of the Litespan-2000 through fiber cables to optical network units at the customer's premises. Starspan is a cost-effective means of extending the capacity of optical fibers from the telephone company central office to cover the entire local loop. The Starspan system is currently being deployed and is carrying traffic with several RHCs.

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

         Airspan(TM) is currently being developed by the Company to provide access service over a wireless local loop. This would give users access to the public telecommunications network without the deployment of copper wire or fiber lines. The new product is being developed for areas where the last link in the subscriber connection is radio rather than copper or fiber lines. Airspan is expected to be popular in developing countries where copper or fiber line access connections can be expensive, unsightly, and time consuming to install. In addition, Airspan is expected to be a cost-effective and quick response alternative in dense urban environments of developed countries. Since the beginning of 1994, the Company has obtained agreements with International Telcell, British Telecom, and various South American and Asian companies for the delivery of Airspan.

         In 1993, the Company introduced a new product, Metrospan(R), which extends the capabilities of the Litespan-2000 technology base outside of the local loop. Metrospan will be used as a broadband transport system within a campus-type setting or a metropolitan communication network. Metrospan is currently being used by a leading Canadian utility company.

         In March, 1994, the Company entered into a cooperative agreement with General Instrument Corporation ("GI"), a leading supplier of equipment to the cable television industry. The Company and GI have agreed to combine the Company's expertise in fiber optics and switching systems with GI's expertise in cable television equipment to develop Mediaspan(TM), a product which will support the integrated delivery of voice, video, and data over hybrid fiber/coax systems.

         Additionally, the Company is developing Switched Digital Video ("SDV") technology to provide an Asynchronous Transfer Mode ("ATM") - based, interactive, fiber switched solution capable of delivering video, data, and voice services to residences and businesses. The Company will offer SDV as a migratory path for new and current Litespan customers as they upgrade to interactive broadband full-service networks. These new SDV-based networks will enable carriers to offer a multitude of new revenue-generating services over a single integrated platform.

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

         In 1992, the Company announced the development and testing of a major new transmission platform, the Integrated Multi-Rate Transport Node ("iMTN(TM)"). Building on the Company's experience with digital cross-connect systems, the iMTN will provide for the public telecommunications network's evolution to SONET-based transmission and the deployment of automated administration functions. The iMTN will enable network service providers to offer their customers, on an integrated basis, narrowband services such as voice communications, high-speed wideband data services, and broadband services such as video-on-demand. The iMTN has been designed to meet the interconnectivity requirements of SONET in North America and SDH/CCITT in Europe. In 1993, the Company entered into an agreement to supply the iMTN to carriers in both the local and long-distance marketplace. The iMTN system has been deployed domestically and internationally, and is being placed into service in 1995.

         The Company also develops, manufactures, and markets a variety of digital transmission products such as echo cancelers and transcoders, as well as various customer premises products.

         BROADBAND PRODUCTS. In August, 1994, the Company announced the formation of its new Broadband Products Division, which is developing the Company's core ATM technology and a family of ATM products. ATM is a high-speed
technology that will enable service providers   to offer the most advanced
network capabilities, including multimedia, high-speed data, voice, and interactive video services. The Broadband Products Division is responsible for the Company's Integrated Multiservice ("iMPAX(TM)") product line, and will be responsible for the development of various ATM-based switching products. iMPAX is an ATM-based switch that can be located at the premises of a large corporation to enable the corporation to transport a variety of communication services throughout its network. iMPAX can also be deployed in a telephone company's central office or at the site of an independent service provider.
Use of iMPAX will give service providers and corporations access to network elements through which they can offer new wideband and broadband services such as LAN-to-LAN internetworking, video conferencing, and supercomputer connectivity. iMPAX uses the common technology of the Broadband Products Division.

         DSC COMMUNICATIONS A/S. The Company purchased DSC Communications A/S in November, 1994. DSC Communications A/S designs, develops, manufactures, sells, and services a family of optical line transmission systems and related advanced network management systems, including plesiochronous digital hierarchy ("PDH") systems, representing the established embedded base of transmission technology, and synchronous digital hierarchy ("SDH") systems, representing new, emerging transmission technology, analogous to SONET in the North American market. Such products include the FOCUS 2 to 140 and 2 to 150 multiplexers and line terminals for access networks, and the FOCUS 620 and 2500 terminal multiplexers and regenerators for high-capacity trunk transmission systems. The combination of both companies' products will enable the offering of end-to-end systems to meet the rapidly growing demand for turnkey solutions. For example, prior to its acquisition by the Company, DSC Communications A/S customarily was required to provide digital cross-connect systems from third parties to offer as part of a total transmission system bid for public operators. The Company believes the iMTN will fill that role in the future, ending the requirement of outside vendor equipment for turnkey solutions. Additionally, DSC Communications A/S offers a Telecommunications Management Network compliant network management system which enables sophisticated control of multiple vendor networks. In 1995, DSC Communications A/S plans to introduce a new generation of SDH products. The new generation of products will bring enhanced features such as add-drop mux and cross-connect capability to its SDH product line, resulting in a comprehensive and economical next-generation product offering for the rapidly growing worldwide SDH transmission market.

REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission ("FCC") and the various state Public Utility Commissions ("PUCs") and Public Service Commissions, regulate most of the Company's domestic customers. In addition, the RHCs are restricted by the terms of the Modified Final Judgment which resulted from the court-ordered divestiture of the RHCs by AT&T, and currently prohibits the RHCs from manufacturing telecommunications equipment and providing interexchange or long-distance services. Legislation has been introduced which would lift these restrictions on manufacturing and interexchange services. Should this legislation be enacted, the Company cannot predict the impact on its business, although it is possible that passage of legislation allowing the RHCs to manufacture telecommunications equipment could create additional competition in the markets addressed by the Company's products.

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

         Outside the United States, telecommunications networks are primarily owned by the government or are strictly regulated by the government. Although potential growth rates of some international markets are higher than those of the United States, access to such markets is often difficult due to the established relationship between the government-owned or -controlled telecommunications operating company and its traditional indigenous suppliers of telecommunications equipment. However, there has been a global trend towards privatization and deregulation of the state-owned telecommunications operations. This trend has found favor in the industrialized world, the emerging markets of the newly-industrialized countries, and various developing market countries which want to both capitalize on the value of the existing network and promote the development of the telecommunications network as an integral part of the economic infrastructure. The Company believes that the current trend of privatization and deregulation will continue, and that such trend could provide the Company with additional international opportunities.


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

         The Company has separate agreements with Nokia Telecommunications Oy of Finland ("Nokia") and a European subsidiary of Northern Telecom Ltd. ("Northern Telecom") to distribute the iMTN. The agreement with Nokia, a leading worldwide supplier of wireless communications systems, will allow Nokia to market the iMTN on a nonexclusive basis in Scandinavia and certain other countries. The agreement with Northern Telecom grants the European subsidiary of Northern Telecom the exclusive right to market the iMTN system in certain countries which are the European telecommunications standards, and a nonexclusive right to market the iMTN system in certain other countries.

INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

         A summary of the Company's 1994 operations by geographic area is presented below (in thousands):



                                      United                        Other
                                      States        Europe      International     Eliminations      Consolidated
                                    --------        ------      -------------     ------------      ------------
Revenue from unaffiliated
  customers...................      $     908,664  $ 47,287       $   47,174       $        --      $  1,003,125
Intercompany revenue between
  geographic areas............             63,871    11,473            4,301          (79,645)                --
Operating income..............            215,280     2,509              505           (4,295)           213,999
Identifiable assets at
  December 31, 1994...........      $   1,012,006  $ 234,983      $   27,715       $   (6,168)      $  1,268,536

         Revenue from foreign operations and identifiable assets of foreign operations were less than ten percent of consolidated revenues and assets, respectively, in 1993 and 1992.

         Revenue generated from export sales was less than ten percent of consolidated revenue in 1994, 1993, and 1992.

         For the year ended December 31, 1994, Motorola, MCI, and Ameritech Services, Inc. and its subsidiaries accounted for 23 percent, 12 percent, and 11 percent, respectively, of the Company's consolidated revenue. The termination or material reduction of the purchases of the Company's products by any of the above-named companies could have a material effect on the Company.


BACKLOG

         The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $601 million and $320 million on December 31, 1994 and December 31, 1993, respectively. Approximately $81 million of orders included in the December 31, 1994 backlog are scheduled for delivery after December 31, 1995. However, all orders are subject to possible rescheduling by customers. While the Company believes that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.

RESEARCH AND PRODUCT DEVELOPMENT

         The industry in which the Company operates is characterized by rapidly-changing technological and market conditions which may shorten product life cycles. The Company's future competitive position will depend not only upon successful production and sales of its existing products, but also upon its ability to develop and produce, on a timely basis, new products to meet existing and anticipated industry demands. The Company is currently engaged in the development of several new products and enhancements to existing products, including the iMTN and certain broadband products. During the product development process, the Company invests a substantial amount of resources in products which often require extensive field testing and evaluation prior to actual sales to its customers.

         The Company's research and product development costs charged to expense were $127.3 million, $86.6 million, and $68.3 million for the years ended December 31, 1994, 1993, and 1992, respectively. Additionally, approximately $24.6 million, $21.9 million, and $18.1 million of software development costs were capitalized in the Consolidated Balance Sheets in 1994, 1993, and 1992, respectively.


COMPETITION

         The portions of the telecommunications industry in which the Company competes are intensely competitive and are characterized by continual advances in technology. The Company believes that it enjoys a strong competitive position due to its large installed base, its strong relationship with key customers, and its technological leadership and new product development capabilities. However, many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial, and personnel resources than those of the Company. The Company's ability to compete is dependent upon several factors, including product features, innovation, quality, reliability, service support, price, and the retention and attraction of qualified design and development personnel.

         Due to its breadth of product offerings, the Company has different competitors in each of the markets which it serves. The Company's primary competitors in the tandem switching and intelligent network markets are AT&T and Northern Telecom. The Company's primary competitors in the digital cross-connect market are AT&T, Alcatel Network Systems, and Tellabs, Inc. The Company's primary competitors in the access market are AT&T, R-TEC, a wholly-owned subsidiary of Reliance Electric Co., Broadband Technologies, Northern Telecom, and Fujitsu, Ltd.


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


EMPLOYEES

         As of December 31, 1994, the Company had a total of 5,414 employees.


ITEM 2.  PROPERTIES

         The Company owns three buildings, including a previously leased facility purchased in 1994, and approximately 255 acres of land in Plano, Texas, of which 154 acres were acquired in 1994. These three buildings include a 421,000 square foot manufacturing and assembly facility, a 282,000 square foot office building, and a 105,000 square foot office building. Construction on an office building and warehouse began in 1994 on a portion of the Company's recently acquired land. These new buildings will add approximately 492,000 square feet, and are expected to be completed in mid-1995. As of December 31, 1994, the Company had under lease approximately 887,000 square feet of office, manufacturing, and warehouse space in suburban Dallas, Texas; Petaluma, California; Aguadilla, Puerto Rico; and Feltham and Ashford, England, under leases expiring between March 31, 1995 and March 9, 2019. In addition, as a result of the purchase of DSC Communications A/S during 1994, the Company acquired approximately 166,000 square feet of additional leased office, manufacturing, and warehouse space in Copenhagen, Denmark, as well as smaller facilities in Poland; India; Coventry, England; and Lithuania. The majority of these leases are on a month-to-month basis. The Company also has smaller leases, including sales offices, in the United States, Canada, Japan, Australia, Singapore, Taiwan, Germany, Brazil, Korea, Mexico, and Italy, with leases expiring between January 31, 1995 and June 30, 2004. The Company believes that the above-described facilities are suitable and adequate to meet the Company's production requirements.


ITEM 3.  LEGAL PROCEEDINGS

         On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a derivative suit in Delaware Chancery Court, purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald and all other benefits of Mr. Donald, including previously granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and approved by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, the plaintiff filed an amended complaint in which he restated his existing claims and added a new claim contending that the Company's 1994 proxy statement was misleading in its description of the 1994 Long-Term Incentive Compensation Plan (the "1994 Plan"). On this new claim, the plaintiff seeks a decree that the

1994 proxy statement insofar as it relates to the 1994 Plan and the actions taken pursuant to the proxy statement with respect to the 1994 Plan are null and void, and seeks to enjoin the Company from implementing the 1994 Plan.

         On June 15, 1994, all defendants filed motions to dismiss all of the plaintiff's claims, with the exception of the claim relating to the Company's 1994 proxy statement. On January 11, 1995, the Delaware Chancery Court granted defendants' motions to dismiss. The plaintiff later filed a motion seeking entry of a final judgment of dismissal so that he would be free to pursue an immediate appeal of the court's decision. In response, the court directed entry of a final judgment and certified the dismissed claims for appellate review. On March 6, 1995, the plaintiff filed an appeal of the dismissed claims to the Delaware Supreme Court.

         On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; Alan E. Negrin ("Negrin"); and Henri Sulzer ("Sulzer") in the United States District Court for the Eastern District of Texas, Marshall Division. The Company seeks a declaratory judgment that Negrin and Sulzer are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements entered into with the Company. The Company further seeks a declaration that AFC's products, including the UMC 1000 digital loop carrier, are the proprietary property of the Company under the terms of certain Proprietary Information Agreements and certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and a California statutory antitrust act known as the Cartwright Act. AFC further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, and (5) committed unfair competition. AFC also seeks a declaratory judgment that it owns all rights to its product, the UMC Digital Loop Carrier. AFC asks that the court award unspecified actual damages, treble damages under the antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. During 1994, AFC amended its counterclaim to include an additional claim under the Racketeering Influenced Corrupt Organization Act against the Company. On December 1, 1994, AFC filed a motion to dismiss the case for lack of diversity jurisdiction and, in the alternative, to transfer the case to the Northern District of California in San Francisco, California. In anticipation of a dismissal of the Texas case, AFC also filed on December 2, 1994, a new action in the United States District Court for the Northern District of California, Oakland Division, in which AFC, as plaintiff, repeated all of the issues in the counterclaim in the Texas case. The judge in the Texas case recently denied AFC's Motion to Transfer Venue. Discovery has closed, and the parties are currently preparing for trial. The Company believes that it has valid and substantial claims against all of the defendants. The Company also intends to vigorously defend all of the defendants' counterclaims, and further believes that it has valid defenses to all of the counterclaims. The Company has recently filed Motions for Partial Summary Judgment on all of AFC's counterclaims except its request for declaratory judgment.

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleges that DGI has engaged in unfair competition under the Lanham Act and the common law by trading on the Company's reputation, and by misleading customers about DGI's research and development efforts. The Company further alleges that DGI has misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. The Company seeks damages for DGI's prior actions and permanent injunctive relief. DGI has brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion, and unfair competition. DGI's antitrust counterclaims are based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition, and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaims is based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asks the court to award unspecified actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. Finally, DGI seeks declaratory relief that DGI's sales of microprocessors do not violate any proprietary rights of the Company or any applicable law. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against DGI, and valid defenses to DGI's counterclaims. The case is still in discovery, and the Company intends to vigorously prosecute its claims and to defend all of DGI's counterclaims.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company. As of February 27, 1995, the executive officers of the Company are as follows:


       NAME                       AGE              PRESENT POSITION(S) WITH COMPANY
       ----                       ---              --------------------------------
Allen R. Adams                      45             Group Vice President

Michael R. Bernique                 51             Senior Vice President

James L. Donald                     63             Chairman of the Board, President,
                                                     and Chief Executive Officer

Daryl J. Eigen                      47             Senior Vice President

Poul Friis                          56             Group Vice President

Gerald F. Montry                    56             Senior Vice President, Chief
                                                     Financial Officer, and Director

Hensley E. West                     50             Group Vice President


         Allen R. Adams joined the Company in 1979, as Director of Hardware and Systems Development. Since 1979, Mr. Adams has held a variety of project and design engineering positions. In May, 1991, Mr. Adams was elected Vice President. Mr. Adams was named Senior Vice President in February, 1993, and is currently serving as Group Vice President, Network Systems Group.

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

         Daryl J. Eigen joined the Company in 1993, as Vice President, Corporate Marketing and Planning. In 1994, he was named Senior Vice President, International Sales. Prior to joining the Company, Mr. Eigen was employed by Siemens Stromberg-Carlson since 1984, where his most recent position was that of Vice President, Central Region.

         Poul Friis joined the Company in 1994, as Group Vice President, in connection with the acquisition of NKT Elektronik A/S. Mr. Friis was employed by NKT Elektronik A/S since 1990, where his most recent position was that of President and Chief Executive Officer. Prior to 1990, Mr. Friis was employed by Siemens Stromberg-Carlson as Division Director.

         Gerald F. Montry joined the Company in 1986, as Senior Vice President and Chief Financial Officer. In 1989, Mr. Montry was elected to the Company's Board of Directors.

         Hensley E. West joined the Company in 1987, as Vice President, Sales. Since joining the Company, Mr. West has held a variety of management positions including his present position of Group Vice President, Access Products Group.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


         The Company's common stock prices are listed daily in The Wall Street Journal and other publications under the Nasdaq National Market of the over-the-counter listing with the abbreviation "DSC Commun" or "DSC". The stock is traded in the Nasdaq National Market with the ticker symbol "DIGI".

         The following were the high and low closing prices of the Company's stock per the Nasdaq National Market:

         1994:                                                High             Low
         ----                                                 ----             ---
         4th Quarter                                       $36 7/8          $27 1/8
         3rd Quarter                                        31 1/4           19 1/8
         2nd Quarter                                        31 7/16          18 1/8
         1st Quarter                                        34 7/8           24 3/16

         1993:                                                High             Low
         ----                                                 ----             ---
         4th Quarter                                        35 3/16          26 15/16
         3rd Quarter                                        33 3/8           24 9/16
         2nd Quarter                                        25 3/8           13 1/16
         1st Quarter                                        14 3/8           10 13/16

         Sales prices prior to the second quarter of 1994 have been retroactively restated to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, declared by the Board of Directors on April 27, 1994, for shareholders of record on May 11, 1994.

         The Company has not paid or declared any cash dividends on the common stock since its organization. The closing price of the Company's common stock on February 27, 1995, was $34 7/8 per share. As of December 31, 1994, there were 3,611 shareholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is set forth on page 25 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in the text on pages 26 through 29 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages 30 through 46 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference from the information set forth on page 1 of the definitive proxy statement of the Company, previously filed in connection with its 1995 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS", and on page 14 of such definitive proxy material under the heading "DIRECTORS CONTINUING IN OFFICE". The information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the heading "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on page 18 of the definitive proxy statement of the Company, previously filed in connection with its 1995 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information set forth under the headings "EXECUTIVE COMPENSATION" on pages 7 through 13, and "Compensation of Directors" and "Non-Employee Directors Stock Option Plan" on page 15 of the definitive proxy statement of the Company, previously filed in connection with its 1995 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 17 of the definitive proxy statement of the Company, previously filed in connection with the 1995 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information set forth under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "LITIGATION" on page 16 of the definitive proxy statement of the Company, previously filed in connection with the 1995 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements and the financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference.

         1.       Financial Statements:

                  As of December 31, 1994 and 1993:  Consolidated Balance Sheets

                  For the Years Ended December 31, 1994, 1993, and 1992:
                  -     Consolidated Statements of Income
                  -     Consolidated Statements of Cash Flows
                  -     Consolidated Statements of Changes in Shareholders'
                        Equity

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

         2.       Financial Statement Schedule:

                  For the Years Ended December 31, 1994, 1993, and 1992:

                  -     Schedule II - Valuation and Qualifying Accounts

                  Report of Independent Auditors

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.


         3.      Exhibits:

                 2.0    Stock Purchase Agreement By and Among DSC
                        Communications Corporation, NKT Holding A/S, and NKT Elektronik A/S, Dated October 20, 1994 (12)

                 2.1 Amendment No. 1 to Stock Purchase Agreement By and Among DSC Communications Corporation, NKT Holding A/S, and NKT Elektronik A/S, Dated November 15, 1995 (13)

                 3.1 Amended and Restated Certificate of Incorporation of the Company (1)

                 3.2    Amended and Restated By-laws of the Company (6)

                 4.3 Rights Agreement, Dated as of May 12, 1986, Between the Company and The Chase Manhattan Bank, N.A., as Rights Agent (2)

                 4.4 Form of Letter to the Company's Stockholders, Dated May 22, 1986, Relating to the Adoption of the Rights Agreement Described in Exhibit 4.3 (2)

                 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990 (7)

                 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald (7)

                 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald (7)

                 10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982 (3)

                 10.5 Amended and Restated Note Agreement, Dated December 31, 1992, Between the Company and an Institutional Lender
                        (8)

                 10.6 Revolving Credit Agreement, Dated as of February 24, 1994, Between the Company and Certain of its Subsidiaries and Certain Financial Institutions Providing for Secured Revolving Credit (11)

                 10.7 The Company's Amended and Restated 1984 Employee Stock Option Plan (5)

                 10.8 The Company's Amended and Restated 1988 Employee Stock Option Plan (5)

                 10.9 The Company's 1993 Employee Stock Option and Securities Award Plan (9)

                 10.10 The Company's 1993 Non-Employee Directors Stock Option Plan (9)

                 10.11 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Executive Officers (14)

                 10.12  The Company's Restoration Plan, Dated July 1, 1988 (4)

                 10.13 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and First City, Texas-Dallas, as Trustee (5)

                 10.14 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1990 (7)

                 10.15 The 1990 Optilink Stock Option and Cash Payment Plan, Dated May 15, 1990 (7)

                 10.16 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1994 (10)

                 10.17  Noncompetition Agreement By and Among DSC
                        Communications Corporation and NKT Holding A/S, Dated November 15, 1994 (13)

                 10.18 Escrow Agreement By and Among DSC Communications Corporation, NKT Holding A/S, and Den Danske Bank, Dated November 15, 1994 (13)

                 10.19 DSC Communications Corporation Executive Deferred Income Plan (14)

                 11.1   Statement re: Computation of Per Share Earnings (14)

                 13.1 1994 Annual Report to Shareholders (for EDGAR filing purposes only)

                 21.1   Subsidiaries of the Registrant (14)

                 23.1   Consent of Ernst & Young LLP (14)

                 27.1   Financial Data Schedule (for EDGAR filing purposes only)


MANAGEMENT CONTRACTS OR COMPENSATORY PLANS AND ARRANGEMENTS

         The following above-described exhibits are management contracts or compensatory plans and arrangements: 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990; 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald; 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald; 10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982; 10.7 The Company's Amended and Restated 1984 Employee Stock Option Plan; 10.8 The Company's Amended and Restated 1988 Employee Stock Option Plan; 10.9 The Company's 1993 Employee Stock Option and Securities Award Plan; 10.10 The Company's 1993 Non-Employee Directors Stock Option Plan; 10.11 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Executive Officers; 10.12 The Company's Restoration Plan, Dated July 1, 1988; 10.13 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and First City, Texas-Dallas, as Trustee; 10.14 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1990; 10.16 The Company's Long-Term Incentive Compensation Plan, Effective as of January 1, 1994; 10.19 DSC Communications Corporation Executive Deferred Income Plan.


(b)      Reports on Form 8-K:

         Form 8-K, dated November 15, 1994

                 Item 2. Acquisition or Disposition of Assets - Acquisition of NKT Elektronik A/S

                 Item 7. Financial Statements and Exhibits - Historical and Pro Forma Financial Statements
------------------------------------------------------------------------------
         (1) Incorporated by reference from the Company's Amendment to Application or Report on Form 8, dated July 28, 1989

         (2) Incorporated by reference from the Company's Registration Statement on Form 8-A, dated May 21, 1986, as amended by Amendment No. 1 on Form 8, dated July 28, 1989, and Amendment No. 2 on Form 8, dated May 28, 1991, each as filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Exchange Act

         (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1981

         (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988

         (5) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1990 Annual Meeting of Stockholders

         (6) Incorporated by reference from the Company's Annual Report for the year ended December 31, 1989

         (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990

         (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992

         (9) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1993 Annual Meeting of Stockholders

         (10) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1994 Annual Meeting of Stockholders

         (11) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994

         (12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

         (13) Incorporated by reference from the Company's Current Report on Form 8-K, dated November 15, 1994

         (14)    Filed herewith

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

                                                 DSC COMMUNICATIONS CORPORATION
                                                      (Registrant)



                                                    /s/ James L. Donald
                                                 James L. Donald, Chairman of
                                                 the Board, President, and Chief
                                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature and Title                             Date
             -------------------                             ----

     /s/ JAMES L. DONALD                                 March 31, 1995
     James L. Donald, Chairman
     of the Board, President, Chief
     Executive Officer, and Director
     (Principal Executive Officer)

     /s/ CLEMENT M. BROWN, JR.                           March 31, 1995
     Clement M. Brown, Jr.
     Director

     /s/ FRANK J. CUMMISKEY                              March 31, 1995
     Frank J. Cummiskey
     Director

     /s/ SIR JOHN FAIRCLOUGH                             March 31, 1995
     Sir John Fairclough
     Director

     /s/ RAYMOND J. DEMPSEY                              March 31, 1995
     Raymond J. Dempsey
     Director

     /s/ JAMES L. FISCHER                                March 31, 1995
     James L. Fischer
     Director

     /s/ ROBERT S. FOLSOM                                March 31, 1995
     Robert S. Folsom
     Director

     /s/ GERALD F. MONTRY                                March 31, 1995
     Gerald F. Montry, Senior Vice
     President, Chief Financial
     Officer, and Director
     (Principal Financial Officer)

     /s/ JAMES M. NOLAN                                  March 31, 1995
     James M. Nolan
     Director

     /s/ KENNETH R. VINES                                March 31, 1995
     Kenneth R. Vines
     Vice President, Finance
     (Principal Accounting Officer)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)




                                                                     Additions
                                                             --------------------------
                                              Balance at                      Charged              Deductions         Balance at
                                              Beginning       Charged to      to Other                from              End of
         Receivables                          of Period         Income        Accounts              Reserves            Period
         -----------                         ------------    -----------     ----------           -----------          --------
Year Ended December 31, 1994                 $      3,609    $     1,222     $    1,275 (1)       $     2,094 (2)      $ 4,012
Year Ended December 31, 1993                        3,593            942             --                   926 (2)        3,609
Year Ended December 31, 1992                        9,124          1,761            800 (3)             8,092 (2)        3,593



(1) Includes a transfer from a reserve for customer guarantees, which was included in "Accrued Liabilities", to "Allowance for Doubtful Accounts" and the "Allowance for Doubtful Accounts" balance included as part of the net assets of NKT Elektronik A/S purchased during 1994.

(2)  Accounts written off, net of collections.

(3) Transfers from a reserve for customer guarantees, which were included in "Accrued Liabilities", to "Allowance for Doubtful Accounts".

                        REPORT OF INDEPENDENT AUDITORS




We have audited the consolidated financial statements of DSC Communications Corporation as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 23, 1995. Our audits also included the financial statement schedule listed in Item 14(a) of this Registration Statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                               Ernst & Young LLP


Dallas, Texas
January 23, 1995

                                             INDEX TO EXHIBITS

Exhibit
Number                                              Description
-------                                             -----------
10.11   Form of Amended and Restated Severance Compensation Agreement Between the Company and
        Certain of its Executive Officers

10.19   DSC Communications Corporation Executive Deferred Income Plan

11.1    Statement re: Computation of Per Share Earnings

13.1    1994 Annual Report to Shareholders (for EDGAR filing purposes only)

21.1    Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

27.1    Financial Data Schedule (for EDGAR filing purposes only)