Form 10-Q
period 1995-03-31
DSC COMMUNICATIONS CORP
filed 1995-05-15
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018
                        -------

                        DSC COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             54-1025763
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1000 Coit Road, Plano, Texas                                   75075
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

                                Yes       No
                                    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Number of Shares Outstanding
     Title of Each Class                               as of April 30, 1995
- ----------------------------                       ----------------------------
Common Stock, $.01 Par Value                                114,273,637

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                               March 31,        December 31,
                                                                 1995               1994
                                                            -------------     --------------
                                                              (Unaudited)
           Assets
- ---------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents.............................    $      80,903     $       52,942
  Marketable securities.................................          197,605            218,380
  Receivables...........................................          214,310            239,740
  Inventories...........................................          213,940            180,674
  Contract development costs............................           17,177             14,202
  Other current assets..................................           37,117             32,516
                                                            -------------     --------------
       Total current assets.............................          761,052            738,454
                                                            -------------     --------------

PROPERTY AND EQUIPMENT, at cost.........................          556,839            526,248
  Less accumulated depreciation
   and amortization.....................................         (256,481)          (243,285)
                                                            -------------     --------------
                                                                  300,358            282,963
                                                            -------------     --------------

LONG-TERM RECEIVABLES...................................           31,691             25,691
CAPITALIZED SOFTWARE DEVELOPMENT COSTS..................           40,714             38,583
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET..............................          150,297            152,396
OTHER...................................................           32,199             30,449
                                                            -------------     --------------
           Total assets.................................    $   1,316,311     $    1,268,536
                                                            =============     ==============

  Liabilities and Shareholders' Equity
- ---------------------------------------------------------
CURRENT LIABILITIES
  Notes payable.........................................    $          --     $       39,791
  Accounts payable......................................          100,475             91,054
  Accrued liabilities...................................          171,978            153,274
  Customer advances.....................................           36,336             21,834
  Income taxes payable..................................           14,347             22,219
  Current portion of long-term debt.....................           16,406             17,248
                                                            -------------     --------------
       Total current liabilities........................          339,542            345,420
                                                            -------------     --------------

LONG-TERM DEBT, net of current portion..................           21,595             25,330
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES..................................           49,598             46,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   119,222 in 1995 and 118,514 in 1994;
   outstanding -  114,233 in 1995 and
   113,525 in 1994......................................            1,192              1,185
  Additional capital....................................          635,439            631,729
  Unrealized losses on securities,
   net of income taxes..................................             (902)            (3,764)
  Accumulated translation adjustment ...................            5,981                  --
  Retained earnings ....................................          306,977            265,061
                                                            -------------     --------------
                                                                  948,687            894,211

  Treasury stock, at cost, 4,989 shares.................          (43,111)           (43,111)
                                                            -------------     --------------
     Total shareholders' equity.........................          905,576            851,100
                                                            -------------     --------------
           Total liabilities and
             shareholders' equity.......................    $   1,316,311     $    1,268,536
                                                            =============     ==============



See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                       March 31,
                                                          ---------------------------------
                                                                1995              1994
                                                          ---------------   ---------------
Revenue................................................   $       317,997   $       200,874
Cost of revenue........................................           159,327           103,859
                                                          ---------------   ---------------
  Gross profit.........................................           158,670            97,015
                                                          ---------------   ---------------

Operating costs and expenses:
  Research and product development.....................            46,939            24,703
  Selling, general and administrative..................            46,101            30,598
  Other operating costs................................             2,155             2,478
                                                          ---------------   ---------------
    Total operating costs and expenses.................            95,195            57,779
                                                          ---------------   ---------------

  Operating income ....................................            63,475            39,236

Interest income........................................             3,919             3,486
Interest expense.......................................            (1,031)             (230)
Other expense, net.....................................            (1,877)           (1,379)
                                                          ---------------   ---------------
    Income before income taxes.........................            64,486            41,113
Income taxes...........................................            22,570            11,512
                                                          ---------------   ---------------
    Net income ........................................   $        41,916   $        29,601
                                                          ===============   ===============

Income per share.......................................   $          0.36   $          0.25
                                                          ===============   ===============

Average shares used in per share computation...........           117,684           116,155






See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                           1995         1994
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................     $   41,916   $   29,601
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization...............         17,942       12,227
      Amortization of capitalized software
         development costs........................          4,061        5,227
  Decrease in current and long-term receivables...         23,610       10,876
  Increase in inventories.........................        (30,787)     (18,029)
  Increase in customer advances...................         14,233        2,068
  Other, including changes in current
    payables and other current assets.............          2,546         (930)
  Increase in noncurrent income taxes
    and other liabilities.........................         10,366        8,400
                                                       ----------   ----------

          NET CASH PROVIDED BY
          OPERATING ACTIVITIES....................         83,887       49,440
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities..............        (19,804)    (221,084)
  Proceeds from sales and maturities of marketable
    securities....................................         42,637      184,389
  Purchases of property and equipment.............        (30,866)     (32,760)
  Additions to capitalized software
    development costs.............................         (6,192)      (6,210)
  Purchase of long-term investment security.......             --      (12,500)
  Other...........................................         (2,313)        (517)
                                                       ----------   ----------
          NET CASH USED FOR
          INVESTING ACTIVITIES....................        (16,538)     (88,682)
                                                       ----------   ----------


                                      (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                         1995         1994
                                                       ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of notes payable.......................       (39,791)         --
  Payments of long-term borrowings................        (5,598)      (3,610)
  Proceeds from the sale of common stock
    under stock programs..........................         3,787        1,895
  Other...........................................           864       (1,425)
                                                       ---------   ----------

          NET CASH USED FOR
          FINANCING ACTIVITIES....................       (40,738)      (3,140)
                                                       ---------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS.........................         1,350           --
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..................................        27,961      (42,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..        52,942      154,888
                                                       ---------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........     $  80,903   $  112,506
                                                       =========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...................................     $     594   $      600
                                                       =========   ==========

  Income taxes paid...............................     $  20,721   $    3,754
                                                       =========   ==========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 March 31, 1995 and 1994 and December 31, 1994
                                  (Unaudited)


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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1994 Annual Report to Shareholders for the year ended December 31, 1994.

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                     March 31,       December 31,
                                                                       1995              1994
                                                                     --------        ------------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . .   $  75,399         $    66,466
      Work in Process   . . . . . . . . . . . . . . . . . . . . .      24,180              18,618
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . .     114,361              95,590
                                                                     --------         -----------
                                                                     $213,940         $   180,674
                                                                     ========         ===========

CREDIT AGREEMENT

The Company has an uncollateralized revolving credit facility, which expires on February 24, 1998, with two banks providing for borrowings up to $50 million. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company up to $25 million. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the three months ended March 31, 1995. Letters of credit issued by the banks under this agreement on behalf of the Company were approximately $7.8 million at March 31, 1995.

INCOME TAX EXPENSE

The Company's income tax expense includes federal, foreign, and state (including Puerto Rico) income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables change throughout the year.

The estimated effective income tax rate is higher in 1995 than in 1994 primarily due to limited availability in 1995 of net operating loss and tax credit carryforwards and increased foreign taxes.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company has guarantees of $31.0 million outstanding at March 31, 1995 supporting Company and third-party performance bonds to customers and others, of which $7.8 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At March 31, 1995, the Company had forward foreign exchange contracts of $111.8 million outstanding.

For information regarding litigation, refer to Part II - Other Information,
Item 1. "Legal Proceedings".

SUBSEQUENT EVENTS

On April 21, 1995, the Company borrowed $225 million under a long-term, unsecured loan agreement with several insurance companies. The loan is payable in eight equal annual payments beginning in the second quarter of 1996 and bears interest at a rate of 9%, payable semi-annually. The loan contains various financial covenants including, among other things, limitations on additional debt and minimum levels of net worth.

In April 1995, the Company made an unscheduled payment of $9.4 million to pay off the outstanding balance of a 9.5% note.

At the April 26, 1995 Annual Shareholders' Meeting, the shareholders approved both an increase in the number of authorized shares of common stock from 250 million to 500 million and an increase of 1 million shares of common stock authorized for issuance under the Company's 1990 Employee Stock Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 1995, the Company reported revenue of $318.0 million and net income of $41.9 million, or $0.36 per share, compared to revenue of $200.9 million and net income of $29.6 million, or $0.25 per share, for the three months ended March 31, 1994.

Revenue for the 1995 first quarter increased 58% compared to the same period in 1994. The growth in revenue was primarily the result of continued strong demand for a variety of the Company's products, including wireless switching products and access products. The revenue increase was also due to the inclusion of revenue from DSC Communications A/S (formerly NKT Elektronik A/S) acquired in November 1994. Gross profit as a percentage of revenue was 49.9% for the 1995 first quarter compared to 48.3% in the same period of 1994. This improvement was due primarily to increased business volumes and cost reduction activities. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expenses increased to $46.9 million, or 15% of revenue, for the three month period ended March 31, 1995 compared to $24.7 million, or 12% of revenue, for the three month period ended March 31, 1994. Selling, general and administrative expenses increased $15.5 million in the first three months of 1995 to $46.1 million but declined as a percentage of revenue to 14% for the three months ended March 31, 1995 from 15% for the same period in 1994. These operating expense increases reflect the inclusion of operating expenses of DSC Communications A/S in the first quarter of 1995. Additionally, the growth in research and development expenses reflects increased costs related to the development of several new products, certain of which are scheduled for completion later in 1995. Selling, general, and administrative expense growth also includes higher international selling activities as the Company expands its international business presence.

As discussed in the Notes to Condensed Consolidated Financial Statements, the Company entered into a long-term debt agreement on April 21, 1995 under which the Company borrowed $225 million. Interest expense and interest income are both expected to increase in the near-term as proceeds from the loan will be invested in marketable securities until required for future business purposes. The loan will bear interest at a 9% rate which is higher than the rate expected to be earned on the investment of the proceeds from the loan in marketable securities.

The Company's estimated effective income tax rate was 35% for the three month period ended March 31, 1995 compared to 28% for the same period in 1994. This increase in the effective income tax rate is due primarily to limited net operating loss and tax credit carryforwards available to reduce taxable earnings in 1995 compared to 1994 and increased foreign taxes.

The Company has certain forward exchange contracts which are based on anticipated future business transactions in various foreign countries, primarily the United Kingdom and Germany, which totaled approximately $13.2 million at March 31, 1995. Future earnings could be affected since forward contracts related to anticipated transactions are marked-to-market each period.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; introduction and market acceptance of new products on a timely basis; mix of products sold; product costs; manufacturing lead times; significant fluctuations in foreign currency exchange rates; and changes in general worldwide economic conditions, any of which could have an adverse impact on operations.

Financial Condition and Liquidity

The Company's cash and cash equivalents at March 31, 1995 were $80.9 million compared to $52.9 million at December 31, 1994 while marketable securities were $197.6 million at March 31, 1995 compared to $218.4 million at December 31, 1994.

Cash of $83.9 million was generated from operating activities. This was primarily the result of strong earnings, improved collections of receivables and an increase in non-debt liabilities, partially offset by an increase in inventories to support existing customer backlog and additional customer requirements for 1995.

Investing activities during the three months ended March 31, 1995 included additions to property and equipment of $30.9 million. It is anticipated that the Company will begin construction on a new facility in Copenhagen, Denmark during the next several months. This new facility is expected to cost approximately $50 million and will consolidate the operations of DSC Communications A/S which are currently located in several leased facilities. The Company's rapid business expansion and expected future domestic and international growth have and will continue to increase capital requirements including facilities and manufacturing and development equipment. The timing and extent of additional capital expenditures are dependent upon future business growth; however, it is anticipated that 1995 capital requirements could range from $180 million to $200 million.

During the first quarter of 1995, the remaining $39.8 of short-term borrowings obtained to fund a portion of the DSC Communications A/S acquisition was repaid by the Company. Financing activities during the three months ended March 31, 1995 also included proceeds of $3.8 million from the issuance of the Company's common stock under stock programs. Additionally, the Company made $5.6 million of scheduled payments on long-term borrowings during the three months ended March 31, 1995.

The Company has an unsecured revolving credit facility, which expires on February 24, 1998, providing for borrowings up to $50.0 million. The maximum available borrowings are reduced by the value of outstanding letters of credit issued on behalf of the Company up to $25.0 million. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the three months ended March 31, 1995. At March 31, 1995, the Company could borrow up to $42.2 million under the credit agreement, net of outstanding letters of credit. See "Credit Agreement" in Notes to Condensed Consolidated Financial Statements for further information.

In April 1995, the Company made an unscheduled payment of $9.4 million to pay off a 9.5% note.

As discussed previously, on April 21, 1995, the Company borrowed $225 million under an unsecured, long-term loan agreement bearing interest at 9%. Interest payments will be made semi-annually, and principal payments will be made in eight equal annual installments beginning in the second quarter of 1996. The loan contains various financial covenants and will be an unsecured obligation of the Company. The proceeds from the loan are expected to be used for general corporate purposes, including capital expenditures.

The Company believes that its existing cash and marketable securities and available credit facilities will be adequate to support the Company's short and long-term financial resource needs, including working capital requirements, capital expenditures, operating lease obligations, and debt payments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

         On January 26, 1994, C. L. Grimes, a shareholder of the Company, filed a derivative suit in Delaware Chancery Court (the "Court"), purportedly on behalf of the Company as the real party in interest and as a shareholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan, as it applies to Mr. Donald, as well as other employment benefits of Mr. Donald, including previously granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of the Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and approved by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, the plaintiff filed an amended complaint in which he restated his existing claims and added a new claim contending that the Company's 1994 proxy statement was misleading in its description of the 1994 Long-Term Incentive Compensation Plan (the "1994 Plan"). On this new claim, the plaintiff seeks a decree that the 1994 proxy statement insofar as it relates to the 1994 Plan and the actions taken pursuant to the proxy statement with respect to the 1994 Plan are null and void, and seeks to enjoin the Company from implementing the 1994 Plan.

        On June 15, 1994, all defendants filed motions to dismiss all of the plaintiff's claims, with the exception of the claim relating to the Company's 1994 proxy statement. On January 11, 1995, the Delaware Chancery Court granted the defendants' motions to dismiss. The plaintiff later filed a motion seeking entry of a final judgment of dismissal so that he would be free to pursue an immediate appeal of the court's decision. In response, the court directed entry of a final judgment and certified the dismissed claim for appellate review. On March 6, 1995, the plaintiff filed an appeal of the dismissed claims to the Delaware Supreme Court.

         On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; Alan E. Negrin ("Negrin"); and Henri Sulzer ("Sulzer") in the United States District Court for the Eastern District of Texas, Marshall Division. The Company seeks a declaratory judgment that Negrin and Sulzer are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements entered into with the Company. The Company further seeks a declaration that AFC's products, including the UMC 1000 Digital Loop Carrier, are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and a California statutory antitrust act known as the Cartwright Act. AFC further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, and (5) committed unfair competition. AFC also seeks a declaratory judgment that it owns all rights to its product, the UMC Digital Loop Carrier. AFC asks the court award unspecified actual damages, treble damages under the antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. During 1994, AFC amended its counterclaim to include an additional claim under the Racketeering Influenced Corrupt Organization Act against the Company. On December 1, 1994, AFC filed a motion to dismiss the case for lack of diversity jurisdiction and, in the alternative, to transfer the case to the Northern District of California in San Francisco, California. In anticipation of a dismissal of the Texas case, AFC also filed on December 2, 1994, a new action in the United States District Court for the Northern District of California, Oakland Division, in which AFC, as plaintiff, repeated all of the issues in the counterclaim in the Texas case. On April 28, 1995, the Court in the California action entered an Order of final judgement dismissing the California case with prejudice. The judge in the Texas case recently denied AFC's Motion to Transfer Venue. Discovery in the Texas case has closed, and the parties are currently preparing for trial. The Company believes that it has valid and substantial claims against all of the defendants. The Company also intends to vigorously defend all of the defendants' counterclaims, and further believes its has valid defenses to all of the counterclaims. The Company recently filed Motions for Partial Summary Judgment on all of AFC's counterclaims except its request for declaratory judgment.

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleged that DGI has engaged in unfair competition under the Lanham Act and the common law by trading on the Company's reputation, and by misleading customers about DGI's research and development efforts. The Company further alleged that DGI has misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. More recently, the Company has supplemented its Complaint and alleged that DGI has infringed the Company's copyrights on its operating system software. The Company seeks damages for DGI's prior actions and permanent injunctive relief. DGI has brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion and unfair competition. DGI's antitrust counterclaims are based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaims are based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asks the Court to award unspecified actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief and attorneys' fees. Finally, DGI seeks declaratory relief that DGI's sales of microprocessors do not violate any proprietary rights of the Company or any applicable law. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against DGI and valid defenses to DGI's counterclaims. The case is still in discovery, and the Company intends to vigorously prosecute its claims and to defend all of DGI's counterclaims. The case is set for trial on August 7, 1995.

         On April 10, 1995, the Company filed suit in Texas State Court in Sherman, Texas against Next Level Communications, Inc. ("Next Level"), a California corporation, Thomas R. Eames, Peter W. Keeler, and other former Company employees now working for Next Level. The suit alleges that the defendants wrongfully misappropriated the Company's trade secrets and proprietary information for the purpose of competing with the Company with a product which rightfully belongs to the Company. The suit alleges several causes of action, including, breach of employment contract, tortious interference with contractual relations, breach of fiduciary duty, usurpation of corporate opportunity, theft of trade secrets, civil conspiracy, unfair competition and injunctive relief. At the time of filing suit, the Company also requested and was granted by Texas State court a temporary restraining order against defendants. Defendants' first response was to have the action removed from Texas State court to United States District Court for the Eastern District of Texas, Sherman Division. Defendants next filed a motion to dismiss the case for lack of personal jurisdiction. This issue having been addressed to the Court by way of evidence and argument, remains under submission by the Court.

         On April 25, 1995, Next Level filed a complaint against the Company and two of the Company's employees in California State Superior Court in Santa Rosa, California. This complaint asserts causes of action for unfair competition, anticompetitive conduct, interference with contractual relations and interference with perspective economic advantage. The Company anticipates that the action by the Company against Next Level and the action by Next Level against the Company will be joined into one action.

         The Company believes it has valid and substantial claims as asserted against Next Level and the individual defendants. The Company also intends to vigorously defend all of the Defendants' counter suits and further believes it has valid defenses to all such counter suits.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1995 Annual Meeting of Stockholders was held on April 26, 1995. The following matters were voted on by the stockholders:

1. ELECTION OF THREE DIRECTORS. Clement M. Brown, Jr., Sir John Fairclough, and Gerald F. Montry were elected to the Board of Directors as Class II Directors for terms extending through the 1998 Annual Meeting of Stockholders.

2. APPROVAL TO AMEND THE RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF THE COMPANY'S COMMON STOCK FROM 250,000,000 TO 500,000,000. The Company's Restated Certificate of Incorporation provided for authorized capital consisting of 250,000,000 shares of the Company's Common Stock, par value of $.01 per share. The amendment to the Restated Certificate of Incorporation increased the authorized capital to 500,000,000 shares of Common Stock. At the 1995 Annual Meeting of Stockholders, the Company's stockholders approved the increase in the authorized shares. The vote was 92,337,899 shares in favor, 8,730,172 shares against, 153,321 shares abstaining and 577,138 broker non-votes.

3. APPROVAL OF AN INCREASE OF 1,000,000 SHARES OF COMMON STOCK TO THE DSC COMMUNICATIONS CORPORATION 1990 EMPLOYEE STOCK PURCHASE PLAN. Subject to stockholder approval, the Company's Board of Directors approved an increase of 1,000,000 shares (the "Additional Shares") of Common Stock to the DSC Communications Corporation 1990 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is set forth in its entirety in Exhibit A to the Company's Definitive Proxy Statements previously filed in connection with the 1990 Annual Meeting of Stockholders. The Purchase Plan, as amended, provides for the issuance of up to 4,728,517 shares of the Company's Common Stock (subject to certain antidilution provisions more fully set forth in the Purchase Plan) to participants in the Purchase Plan pursuant to offerings which may be made from time to time. At the 1995 Annual Meeting of Stockholders, the Company's stockholders approved the Additional Shares. The vote was 99,332,399 shares in favor, 1,669,342 shares against, 219,651 shares abstaining and 577,138 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         10.     Note Purchase Agreement Dated April 15, 1995.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended March 31, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSC COMMUNICATIONS CORPORATION



Dated: May 15, 1995                            By:  /s/ Kenneth R. Vines
                                                    --------------------
                                                    Kenneth R. Vines
                                                    Vice President, Finance,
                                                    duly authorized officer
                                                    and principal accounting
                                                    officer

                                 EXHIBIT INDEX


                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

  10     Note Purchase Agreement Dated April 15, 1995.

  11     Computation of Income Per Share.

  27     Financial Data Schedule (for EDGAR filing purposes only).
