Form 10-Q
period 1995-06-30
DSC COMMUNICATIONS CORP
filed 1995-08-14
CIK 316004

                                  FORM 10-Q
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
   ---           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------
Commission File Number: 0-10018
                        -------

                        DSC COMMUNICATIONS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 54-1025763
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

              1000 Coit Road, Plano, Texas                  75075
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                (214) 519-3000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             Number of Shares Outstanding
         Title of Each Class                       as of July 31, 1995
   ----------------------------              -----------------------------
   Common Stock, $.01 Par Value                        114,722,871

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements.
                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                      June 30,           December 31,
                                                                        1995                1994
                                                                  ---------------     ----------------
                                                                     (Unaudited)
     Assets
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . .      $     242,847       $       52,942
   Marketable securities . . . . . . . . . . . . . . . . . .            271,471              218,380
   Receivables . . . . . . . . . . . . . . . . . . . . . . .            230,702              239,740
   Inventories . . . . . . . . . . . . . . . . . . . . . . .            240,099              180,674
   Contract development costs  . . . . . . . . . . . . . . .             17,064               14,202
   Other current assets  . . . . . . . . . . . . . . . . . .             34,251               32,516
                                                                  ---------------     ----------------
        Total current assets . . . . . . . . . . . . . . . .          1,036,434              738,454
                                                                  ---------------     ----------------
 PROPERTY AND EQUIPMENT, at cost . . . . . . . . . . . . . .            602,966              526,248
   Less accumulated depreciation
    and amortization . . . . . . . . . . . . . . . . . . . .           (270,908)            (243,285)
                                                                  ---------------     ----------------
                                                                        332,058              282,963
                                                                  ---------------     ----------------
 LONG-TERM RECEIVABLES . . . . . . . . . . . . . . . . . . .             41,617               25,691
 CAPITALIZED SOFTWARE DEVELOPMENT COSTS. . . . . . . . . . .             41,227               38,583
 COST IN EXCESS OF NET ASSETS OF
   BUSINESSES ACQUIRED, NET. . . . . . . . . . . . . . . . .            148,195              152,396
 OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . .             31,485               30,449
                                                                  ---------------     ----------------
            Total assets . . . . . . . . . . . . . . . . . .      $   1,631,016       $    1,268,536
                                                                  ===============     ================
   Liabilities and Shareholders' Equity
 CURRENT LIABILITIES
   Short-term debt . . . . . . . . . . . . . . . . . . . . .      $      19,350       $       39,791
   Accounts payable  . . . . . . . . . . . . . . . . . . . .             96,516               91,054
   Accrued liabilities . . . . . . . . . . . . . . . . . . .            218,723              153,274
   Customer advances . . . . . . . . . . . . . . . . . . . .             24,979               21,834
   Income taxes payable  . . . . . . . . . . . . . . . . . .              5,327               22,219
   Current portion of long-term debt . . . . . . . . . . . .             35,102               17,248
                                                                  ---------------     ----------------
        Total current liabilities  . . . . . . . . . . . . .            399,997              345,420
                                                                  ---------------     ----------------
 LONG-TERM DEBT, net of current portion  . . . . . . . . . .            206,483               25,330
 NONCURRENT INCOME TAXES
  AND OTHER LIABILITIES. . . . . . . . . . . . . . . . . . .             61,093               46,686


 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, issued -
    119,610 in 1995 and 118,514 in 1994;
    outstanding - 114,621 in 1995 and
    113,525 in 1994. . . . . . . . . . . . . . . . . . . . .              1,196                1,185
   Additional capital  . . . . . . . . . . . . . . . . . . .            640,689              631,729
   Unrealized losses on securities,
    net of income taxes. . . . . . . . . . . . . . . . . . .               (586)              (3,764)
   Accumulated translation adjustment  . . . . . . . . . . .              6,323                  --
   Retained earnings   . . . . . . . . . . . . . . . . . . .            358,932              265,061
                                                                  ---------------     ----------------
                                                                      1,006,554              894,211
   Treasury stock, at cost, 4,989 shares . . . . . . . . . .            (43,111)             (43,111)
                                                                  ---------------     ----------------
        Total shareholders' equity . . . . . . . . . . . . .            963,443              851,100
                                                                  ---------------     ----------------
            Total liabilities and
              shareholders' equity . . . . . . . . . . . . .      $   1,631,016       $    1,268,536
                                                                  ===============     ================


  See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   Three Months Ended                      Six Months Ended
                                                                         June 30,                              June 30,
                                                           ----------------------------------    ---------------------------------
                                                                 1995               1994               1995              1994
                                                           ---------------    ---------------    ---------------    --------------
 Revenue . . . . . . . . . . . . . . . . . . . . . . . .   $       360,011    $       229,574    $       678,008    $      430,448
 Cost of revenue . . . . . . . . . . . . . . . . . . . .           182,285            116,707            341,612           220,566
                                                           ---------------    ---------------    ---------------    --------------
   Gross profit  . . . . . . . . . . . . . . . . . . . .           177,726            112,867            336,396           209,882
                                                           ---------------    ---------------    ---------------    --------------

 Operating costs and expenses:
   Research and product development  . . . . . . . . . .            47,946             28,913             94,885            53,616
   Selling, general and administrative . . . . . . . . .            50,726             33,910             96,827            64,508
   Other operating costs . . . . . . . . . . . . . . . .             2,257              2,400              4,412             4,878
                                                           ---------------    ---------------    ---------------    --------------
     Total operating costs and expenses  . . . . . . . .           100,929             65,223            196,124           123,002
                                                           ---------------    ---------------    ---------------    --------------


   Operating income  . . . . . . . . . . . . . . . . . .            76,797             47,644            140,272            86,880

 Interest income . . . . . . . . . . . . . . . . . . . .             7,473              4,078             11,392             7,564
 Interest expense  . . . . . . . . . . . . . . . . . . .            (4,296)              (454)            (5,327)             (684)
 Other expense, net  . . . . . . . . . . . . . . . . . .               (44)              (918)            (1,921)           (2,297)
                                                           ---------------    ---------------    ---------------    --------------
     Income before income taxes  . . . . . . . . . . . .            79,930             50,350            144,416            91,463
 Income taxes  . . . . . . . . . . . . . . . . . . . . .            27,975             14,066             50,545            25,578
                                                           ---------------    ---------------    ---------------    --------------
     Net income  . . . . . . . . . . . . . . . . . . . .   $        51,955    $        36,284    $        93,871    $       65,885
                                                           ===============    ===============    ===============    ==============
 Income per share  . . . . . . . . . . . . . . . . . . .   $          0.44    $          0.31    $          0.80    $         0.57
                                                           ===============    ===============    ===============    ==============

 Average shares used in computation  . . . . . . . . . .           118,085            116,604            117,930           116,420


 See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                      --------------------------------
                                                                           1995                1994
                                                                      -------------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . .      $      93,871        $    65,885
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . .             36,529             25,271
       Amortization of capitalized software
          development costs  . . . . . . . . . . . . . . . . . .              9,088             10,597
   (Increase) decrease in current and
      long-term receivables  . . . . . . . . . . . . . . . . . .             (2,573)            20,244
   Increase in inventories . . . . . . . . . . . . . . . . . . .            (55,777)           (32,324)
   Other, including changes in current
     payables and other current assets . . . . . . . . . . . . .             39,971             19,562
   Increase in noncurrent income taxes
     and other liabilities . . . . . . . . . . . . . . . . . . .             21,861             17,402
                                                                      -------------        -----------
           NET CASH PROVIDED BY
           OPERATING ACTIVITIES  . . . . . . . . . . . . . . . .            142,970            126,637
                                                                      -------------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities  . . . . . . . . . . . . .           (348,982)          (263,251)
   Proceeds from sales and maturities of marketable
     securities  . . . . . . . . . . . . . . . . . . . . . . . .            298,673            201,666
   Purchases of property and equipment . . . . . . . . . . . . .            (76,860)           (63,861)
   Additions to capitalized software
     development costs . . . . . . . . . . . . . . . . . . . . .            (11,732)           (12,214)
   Purchase of long-term investment security . . . . . . . . . .                 --            (12,500)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (553)            (1,189)
                                                                      -------------        -----------
           NET CASH USED FOR
           INVESTING ACTIVITIES  . . . . . . . . . . . . . . . .           (139,454)          (151,349)
                                                                      -------------        -----------




                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)




                                                                              Six Months Ended
                                                                                   June 30,
                                                                      ---------------------------------
                                                                           1995                1994
                                                                      -------------        ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in short-term borrowings . . . . . . . . . . . . . .            (20,441)               --
   Proceeds from long-term borrowings  . . . . . . . . . . . . .            225,000                --
   Payments of long-term borrowings  . . . . . . . . . . . . . .            (26,859)            (8,781)
   Proceeds from the sale of common stock
    under stock programs . . . . . . . . . . . . . . . . . . . .              8,475              3,847
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,315)              (626)
                                                                      -------------        ------------

        NET CASH PROVIDED BY (USED FOR)
        FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .            184,860             (5,560)
                                                                      -------------        ------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .              1,529                 --
                                                                      -------------        ------------
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . .            189,905            (30,272)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . .             52,942            154,888
                                                                      -------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .      $     242,847        $   124,616
                                                                      =============        ============

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . .      $         807        $     1,285
                                                                      =============        ============
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . .      $      27,320        $     7,008
                                                                      =============        ============


 See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  June 30, 1995 and 1994 and December 31, 1994
                                  (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                     June 30,              December 31,
                                                                      1995                     1994
                                                                    --------                 --------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . .   $ 90,646                 $ 66,466
      Work in Process   . . . . . . . . . . . . . . . . . . . . .     20,790                   18,618
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . .    128,663                   95,590
                                                                    --------                 --------
                                                                    $240,099                 $180,674
                                                                    ========                 ========

CREDIT AGREEMENTS AND SHORT-TERM BORROWINGS

The Company has an uncollateralized revolving credit facility, which expires on February 24, 1998, with two banks providing for borrowings up to $50 million. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company, which totaled approximately $32.9 million at June 30, 1995. Outstanding letters of credit include $27.1 million issued to support various foreign subsidiary credit arrangements. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the six months ended June 30, 1995.

During the second quarter of 1995, two of the Company's foreign subsidiaries entered into short-term credit agreements providing borrowings up to $55.2 million, of which $19.4 million were outstanding at June 30, 1995. The interest rates on these agreements are floating market rates which ranged from 6.4% to 7.0% at June 30, 1995.

LONG-TERM DEBT

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

In April 1995, the Company made an unscheduled payment of $9.4 million to retire the outstanding balance of a 9.5% note.

One of the Company's foreign subsidiaries entered into a $15.9 million term loan facility agreement on June 29, 1995. The term loan was fully funded in July 1995. The loan bears interest at 8.75% per annum and is repayable in quarterly installments beginning in the third quarter of 1995 through the second quarter of 2000.

INCOME TAX EXPENSE

The Company's income tax expense includes federal, foreign, and state (including Puerto Rico) income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables change throughout the last half of the year. Also, an adjustment to Additional Capital will likely be made to the extent tax benefits are realized from employee exercises of stock options during 1995.

The estimated effective income tax rate is higher in 1995 than in 1994 primarily due to limited availability in 1995 of net operating loss and tax credit carryforwards and increased foreign taxes.

COMMON STOCK

At the April 26, 1995 Annual Shareholders' Meeting, the shareholders approved both an increase in the number of authorized shares of common stock from 250 million to 500 million and an increase of 1 million shares of common stock authorized for issuance under the Company's 1990 Employee Stock Purchase Plan.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company has guarantees of $33.5 million outstanding at June 30, 1995 supporting Company and third-party performance bonds to customers and others, of which $5.8 million were collateralized by letters of credit issued under the Company's revolving credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At June 30, 1995, the Company had forward foreign exchange contracts of $68.8 million outstanding.

For information regarding litigation, refer to Part II - Other Information,
Item 1. "Legal Proceedings".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended June 30, 1995, the Company reported revenue of $360.0 million and net income of $52.0 million, or $0.44 per share, compared to revenue of $229.6 million and net income of $36.3 million, or $0.31 per share, for the three months ended June 30, 1994. For the six months ended June 30, 1995, the Company recorded revenue of $678.0 million and net income of $93.9 million, or $0.80 per share, compared to revenue of $430.4 million and net income of $65.9 million, or $0.57 per share, for the first half of 1994.

Revenue for the 1995 second quarter and first six months increased 57% and 58%, respectively, compared to the same periods in 1994. The growth in revenue was primarily the result of increased deliveries of switching, access and transmission systems, including related software, as well as the inclusion of revenue from DSC Communications A/S acquired in November 1994. Gross profit as a percentage of revenue was 49% and 50% for the second quarter and six month period ended June 30, 1995, respectively, compared to 49% in both the respective 1994 periods. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expense in the second quarter of 1995 and 1994 was $47.9 million and $28.9 million, respectively, representing 13% of revenue for the second quarter of both 1995 and 1994. Research and product development expense for the six months ended June 30, 1995 was $94.9 million, or 14% of revenue, compared to $53.6 million, or 12% of revenue, for the six months in 1994. The growth in research and product development expense includes the development activities of DSC Communications A/S as well as increases in the Company's on-going development of new products and enhancements to existing products across all strategic product areas.

Selling, general and administrative expense was $50.7 million and $96.8 million in the second quarter of 1995 and six months ended June 30, 1995, respectively, compared to $33.9 million and $64.5 million, respectively, for the same periods in 1994. As a percentage of revenue, selling, general and administrative expense for both the three months and six months ended June 30, 1995 declined to 14% from 15% as compared to the same periods in 1994. The growth in expenses was due primarily to increased international selling activities, higher legal costs, and expenses of DSC Communications A/S in 1995.

As discussed in the Notes to Condensed Consolidated Financial Statements, the Company's borrowings have increased significantly, including the $225 million of long-term debt which was funded on April 21, 1995. As a result, interest expense has increased in the first half of 1995 and is expected to increase in the last half of 1995 when the Company makes additional borrowings under its existing credit arrangements. Interest income has also increased as proceeds from the $225 million loan have been invested in short-term investments until required for future business purposes.

The Company's estimated effective income tax rate was 35% for the six month period ended June 30, 1995 compared to 28% for the same period in 1994. This increase in the effective income tax rate is due primarily to limited net operating loss and tax credit carryforwards available to reduce taxable earnings in 1995 compared to 1994 and increased foreign taxes.

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


Financial Condition and Liquidity

The Company's cash and cash equivalents at June 30, 1995 were $242.8 million compared to $52.9 million at December 31, 1994 while marketable securities were $271.5 million at June 30, 1995 compared to $218.4 million at December 31, 1994.

In April 1995, the Company received proceeds from a $225 million long-term loan bearing interest at 9%. Interest payments will be made semi-annually, and principal payments will be made in eight equal annual installments beginning in the second quarter of 1996. The proceeds from the loan are expected to be used for general corporate purposes, including capital expenditures, although currently the majority of the proceeds from the loan have been used to purchase short-term investments. See "Long-term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Cash of $143.0 million was generated from operating activities. This was primarily the result of strong earnings and an increase in non-debt liabilities, partially offset by an increase in inventories. The inventory growth is to support existing and anticipated customer requirements for 1995 and 1996, including new product introductions.

Investing activities during the six months ended June 30, 1995 included additions to property and equipment of $76.9 million. These additions include the purchase of land and the initial construction costs on a new facility in Copenhagen, Denmark. This new facility is expected to cost approximately $50 million and be completed in the early part of 1996. It will consolidate the operations of DSC Communications A/S which are currently located in numerous leased facilities. The Company's rapid business expansion and expected future domestic and international growth have and will continue to increase capital requirements including facilities and manufacturing and development equipment. The timing and extent of additional capital expenditures are dependent upon future business growth; however, it is anticipated that 1995 capital requirements could range from $180 million to $200 million.

During the quarter, several of the Company's foreign subsidiaries entered into short-term credit arrangements totaling $55.2 million, of which $19.4 million of borrowings were outstanding at June 30, 1995. Additionally, a foreign subsidiary entered into a $15.9 million term loan facility during the second quarter which was fully funded subsequent to June 30, 1995. These arrangements are being used to fund facilities expansion and working capital needs. See "Credit Agreements and Short-term Borrowings" and "Long-term
Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Other financing activities during the first six months of 1995 included the repayment of the remaining $39.8 million of short-term borrowings obtained to fund a portion of the DSC Communications A/S acquisition, an unscheduled payment of $9.4 million to retire a 9.5% note in April 1995, and $17.5 million of scheduled payments on long-term borrowings. Financing activities during the six months ended June 30, 1995 also included proceeds of $8.5 million from the issuance of the Company's common stock under stock programs.

The Company has a $50.0 million unsecured revolving credit facility, which expires on February 24, 1998, with $17.1 million of available borrowings at June 30, 1995, net of outstanding letters of credit. There have been no borrowings under the credit facility during the six months ended June 30, 1995. See "Credit Agreements and Short-term Borrowings" in Notes to Condensed Consolidated Financial Statements for further information.

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

         On June 15, 1994, all defendants filed motions to dismiss all of the plaintiff's claims, with the exception of the claim relating to the Company's 1994 proxy statement. On January 11, 1995, the Delaware Chancery Court granted the defendants' motions to dismiss. The plaintiff later filed a motion seeking entry of a final judgment of dismissal so that he would be free to pursue an immediate appeal of the court's decision. In response, the court directed entry of a final judgment and certified the dismissed claim for appellate review. On March 6, 1995, the plaintiff filed an appeal of the dismissed claims to the Delaware Supreme Court. Briefing has been completed and oral argument before the Delaware Supreme Court is likely to take place within the next two to three months.

         On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; Alan E. Negrin ("Negrin"); and Henri Sulzer ("Sulzer") in the United States District Court for the Eastern District of Texas, Marshall Division. The Company seeks a declaratory judgment that Negrin and Sulzer are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements entered into with the Company. The Company further seeks a declaration that AFC's products, including the UMC 1000 Digital Loop Carrier, are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and a California statutory antitrust act known as the Cartwright Act. AFC further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, and (5) committed unfair competition. AFC also seeks a declaratory judgment that it owns all rights to its product, the UMC Digital Loop Carrier. AFC asks the court to award unspecified actual damages, treble damages under the antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. During 1994, AFC amended its counterclaim to include an additional claim under the Racketeering Influenced Corrupt Organization Act against the Company. On December 1, 1994, AFC filed a motion to dismiss the case for lack of diversity jurisdiction and, in the alternative, to transfer the case to the Northern District of California in San Francisco, California. In anticipation of a dismissal of the Texas case, AFC also filed on December 2, 1994, a new action in the United States District Court for the Northern District of California, Oakland Division, in which AFC, as plaintiff, repeated all of the issues in the counterclaim in the Texas case. The judge in the Texas case recently allowed AFC to file amended motions to dismiss or transfer venue. Discovery has closed, and the parties are currently preparing for trial. The Company believes that it has valid and substantial claims against all of the defendants. The Company also intends to vigorously defend all of the defendants' counterclaims, and further believes it has valid defenses to all of the counterclaims. The Company has filed Motions for Partial Summary Judgment on all of AFC's counterclaims except its request for declaratory judgment.

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleges that DGI has infringed the Company's copyrights on its operating system software for tandem switches and firmware for microprocessor cards. The Company further alleges that DGI has misappropriated the Company's trade secrets regarding several of the Company's cards, including digital trunk interface cards and microprocessor cards. The Company also alleges that DGI has engaged in unfair competition under the Lanham Act and the common law by trading on the Company's reputation, and by misleading customers about DGI's research and development efforts. The Company seeks damages for DGI's prior actions and preliminary and permanent injunctive relief. DGI has brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion and unfair competition. DGI's antitrust counterclaims are based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaims are based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asks the Court to award actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief and attorneys fees. Finally, DGI seeks declaratory relief that DGI's sales of microprocessors do not violate any proprietary rights of the Company or any applicable law. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against DGI and valid defenses to DGI's counterclaims. The case is still in discovery, and the Company intends to vigorously prosecute its claims and to defend all of DGI's counterclaims.

         On April 10, 1995, the Company filed suit in Texas State Court in Sherman, Texas against Next Level Communications, Inc.("Next Level"), a California corporation, Thomas R. Eames, Peter W. Keeler, and other former Company employees now working for Next Level. The suit alleges that the defendants wrongfully misappropriated the Company's trade secrets and proprietary information for the purpose of competing with the Company with a product which rightfully belongs to the Company. The suit alleges several causes of action, including breach of employment contract, tortious interference with contractual relations, breach of fiduciary duty, usurpation of corporate opportunity, theft of trade secrets, civil conspiracy, unfair competition and injunctive relief. At the time of filing suit, the Company also requested and was granted by Texas State court a temporary restraining order against the defendants. Defendants' first response was to have the action removed from Texas State court to United States District Court for the Eastern District of Texas, Sherman Division. Defendants next filed a motion to dismiss the case for lack of personal jurisdiction. Defendants' motion was denied as to the corporate and senior individual defendants, and the case remains in Texas.

         The Company moved for and obtained a preliminary injunction against the defendants, based on the Court's findings of a substantial likelihood of success at trial on aspects of the Company's case. Substantive discovery is ongoing, and trial is possible by the end of 1995.

         On April 25, 1995, Next Level filed a complaint against the Company and two of the Company's employees in California State Superior Court in Santa Rosa, California. This complaint asserts causes of action for unfair competition, anticompetitive conduct, interference with contractual relations and interference with perspective economic advantage. Next Level alleged similar claims against the Company in a counterclaim filed in the Texas action. The Company has moved to dismiss the California action as duplicative of and superseded by the Texas action.

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

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         11.   Computation of Income Per Share.

         27.   Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended June 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSC COMMUNICATIONS CORPORATION



Dated: August 14, 1995                         By:  /s/ Kenneth R. Vines
                                                    --------------------
                                                        Kenneth R. Vines
                                                        Vice President, Finance,
                                                        duly authorized officer
                                                        and principal accounting
                                                        officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
  11                Computation of Income per Share

  27                Financial Data Schedule
