Form 10-Q
period 1995-09-30
DSC COMMUNICATIONS CORP
filed 1995-11-13
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number: 0-10018
                        -------

                       DSC COMMUNICATIONS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                    54-1025763
  -------------------------------                  -------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         1000 Coit Road, Plano, Texas                       75075
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

                               Yes              No
                                   ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Number of Shares Outstanding
           Title of Each Class                       as of October 31, 1995
    --------------------------------              ------------------------------
     Common Stock, $.01 Par Value                           115,353,793

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                         September 30,       December 31,
                                                            1995                 1994
                                                         -------------      -------------
                                                         (Unaudited)
        Assets
-------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents............................  $   234,794       $     52,942
  Marketable securities................................      298,804            218,380
  Receivables..........................................      286,149            239,740
  Inventories..........................................      274,197            180,674
  Contract development costs...........................       12,574             14,202
  Other current assets.................................       36,159             32,516
                                                         -----------       ------------
       Total current assets............................    1,142,677            738,454
                                                         -----------       ------------
PROPERTY AND EQUIPMENT, at cost........................      641,242            526,248
  Less accumulated depreciation
   and amortization....................................     (287,854)          (243,285)
                                                         -----------       ------------
                                                             353,388            282,963
                                                         -----------       ------------
LONG-TERM RECEIVABLES..................................       42,266             25,691
CAPITALIZED SOFTWARE DEVELOPMENT COSTS.................       42,211             38,583
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET.............................      146,094            152,396
OTHER..................................................       32,271             30,449
                                                         -----------       ------------
           Total assets................................  $ 1,758,907       $  1,268,536
                                                         ===========       ============

  Liabilities and Shareholders' Equity
-------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt......................................  $    42,095       $     39,791
  Accounts payable.....................................      117,250             91,054
  Accrued liabilities..................................      223,472            153,274
  Customer advances....................................       14,073             21,834
  Income taxes payable.................................        4,682             22,219
  Current portion of long-term debt....................       37,585             17,248
                                                         -----------       ------------
       Total current liabilities.......................      439,157            345,420
                                                         -----------       ------------
LONG-TERM DEBT, net of current portion.................      217,482             25,330
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES.................................       79,628             46,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   120,290 in 1995 and 118,514 in 1994;
   outstanding -  115,301 in 1995 and
   113,525 in 1994.....................................        1,203              1,185
  Additional capital...................................      652,143            631,729
  Unrealized losses on securities,
   net of income taxes.................................         (331)            (3,764)
  Accumulated translation adjustment...................        4,437                 --
  Retained earnings ...................................      408,299            265,061
                                                         -----------       ------------
                                                           1,065,751            894,211
  Treasury stock, at cost, 4,989 shares................      (43,111)           (43,111)
                                                         -----------       ------------
     Total shareholders' equity........................    1,022,640            851,100
                                                         -----------       ------------
           Total liabilities and
             shareholders' equity......................  $ 1,758,907       $  1,268,536
                                                         ===========       ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                       Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                    -----------------------   -----------------------
                                                       1995         1994         1995         1994
                                                    ----------   ----------   ----------   ----------
Revenue...........................................  $  370,119   $  260,601  $ 1,048,127   $  691,049
Cost of revenue...................................     195,713      134,140      537,325      354,706
                                                    ----------   ----------  -----------   ----------
  Gross profit....................................     174,406      126,461      510,802      336,343
                                                    ----------   ----------  -----------   ----------
Operating costs and expenses:
  Research and product development................      47,597       33,559      142,482       87,175
  Selling, general and administrative.............      52,552       35,579      149,379      100,087
  Other operating costs...........................       2,320          949        6,732        5,827
                                                    ----------   ----------  -----------   ----------
    Total operating costs and expenses............     102,469       70,087      298,593      193,089
                                                    ----------   ----------  -----------   ----------
  Operating income ...............................      71,937       56,374      212,209      143,254

Interest income...................................       7,845        4,473       19,237       12,037
Interest expense..................................      (6,278)        (629)     (11,605)      (1,313)
Other income (expense), net.......................         177       (1,625)      (1,744)      (3,922)
                                                    ----------   ----------  -----------   ----------
    Income before income taxes....................      73,681       58,593      218,097      150,056
Income taxes......................................      24,314       15,397       74,859       40,975
                                                    ----------   ----------  -----------   ----------
    Net income ...................................  $   49,367   $   43,196  $   143,238   $  109,081
                                                    ==========   ==========  ===========   ==========
Income per share..................................  $     0.42   $     0.37  $      1.21   $     0.94
                                                    ==========   ==========  ===========   ==========
Average shares used in computation................     118,668      116,820      117,946      116,614


See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                  --------------------------
                                                     1995            1994
                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................   $   143,238     $   109,081
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization...........        58,288          38,876
      Amortization of capitalized software
         development costs....................        15,144          15,244
  Increase in current and
    long-term receivables....................       (59,596)        (30,385)
  Increase in inventories.....................       (90,807)        (29,840)
  Other, including changes in current
    payables and other current assets.........        55,486          15,421
  Increase in noncurrent income taxes
    and other liabilities.....................        40,478          24,534
                                                 -----------     -----------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES................       162,231         142,931
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities..........      (670,757)       (289,632)
  Proceeds from sales and maturities of market
    securities................................       593,429         232,025
  Purchases of property and equipment.........      (116,416)        (99,031)
  Additions to capitalized software
    development costs.........................       (18,772)        (18,720)
  Purchase of long-term investment security...            --         (12,500)
  Other.......................................        (1,838)         (1,129)
                                                 -----------     -----------
          NET CASH USED FOR
          INVESTING ACTIVITIES................      (214,354)       (188,987)
                                                 -----------     -----------

                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                      1995            1994
                                                   ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term borrowings...........         2,304              --
  Proceeds from long-term borrowings..........       241,081              --
  Payments on long-term borrowings............       (28,976)        (11,323)
  Proceeds from the sale of common stock
      under stock programs....................        19,637          11,926
  Other.......................................        (1,462)           (195)
                                                  ----------      ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES.....................       232,584             408
                                                  ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS.....................         1,391              --
                                                  ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..............................       181,852         (45,648)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD...................................        52,942         154,888
                                                  ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....    $  234,794      $  109,240
                                                  ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...............................    $    1,124      $    1,453
                                                  ==========      ==========
  Income taxes paid...........................    $   53,202      $    9,944
                                                  ==========      ==========


See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               September 30, 1995 and 1994 and December 31, 1994
                                  (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                   September 30,       December 31,
                                                                       1995               1994
                                                                   -------------      ------------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . .   $120,878            $ 66,466
      Work in Process   . . . . . . . . . . . . . . . . . . . . .     19,640              18,618
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . .    133,679              95,590
                                                                    --------            --------
                                                                    $274,197            $180,674
                                                                    ========            ========

CREDIT AGREEMENTS AND SHORT-TERM BORROWINGS

The Company has an uncollateralized revolving credit facility, which expires on February 24, 1998, with two banks providing for borrowings up to $50 million. The maximum borrowings available are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company, which totaled approximately $32.9 million at September 30, 1995. Outstanding letters of credit include $27.1 million issued to support various foreign subsidiary credit arrangements. Borrowings under the facility bear interest at the prime rate or at 0.75% to 1.50% above the LIBOR rate. A commitment fee of 0.35% on the daily average unused portion of the facility is also assessed. The agreement contains various financial covenants. There have been no borrowings under the credit facility during the nine months ended September 30, 1995.

During the second quarter of 1995, two of the Company's foreign subsidiaries entered into short-term credit agreements providing for borrowings denominated in foreign currencies of up to $57.8 million, of which $42.1 million were outstanding at September 30, 1995. The interest rates on these agreements are floating market rates which ranged from 5% to 10% at September 30, 1995.

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

In July 1995, a foreign subsidiary borrowed $16.1 million under a long-term loan agreement. The loan bears interest at 8.75% per annum and is repayable in quarterly installments beginning in the third quarter of 1995 through the second quarter of 2000.

INCOME TAX EXPENSE

The Company's income tax expense includes federal, foreign, and state (including Puerto Rico) income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The estimated effective tax rate for the first nine months of 1995 was lowered to 34% from 35% for the first half of 1995 to reflect the most current estimate for the full year. As these estimates and others are finalized at the end of 1995, the effective tax rate could change again; also, an adjustment to Additional Capital will likely be made to the extent tax benefits are realized from employee exercises of stock options during 1995.

The estimated effective income tax rate is higher in 1995 than in 1994 primarily due to limited availability in 1995 of net operating loss and tax credit carryforwards.

COMMON STOCK

At the April 26, 1995 Annual Shareholders' Meeting, the shareholders approved both an increase in the number of authorized shares of common stock from 250 million to 500 million and an increase of 1 million shares of common stock authorized for issuance under the Company's 1990 Employee Stock Purchase Plan.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company has guarantees of $33.9 million outstanding at September 30, 1995 supporting Company and third-party performance bonds to customers and others, of which $5.8 million were collateralized by letters of credit issued under the Company's revolving domestic credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At September 30, 1995, the Company had forward foreign exchange contracts of $56.4 million outstanding.

For information regarding litigation, refer to Part II - Other Information,
Item 1. "Legal Proceedings".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended September 30, 1995, the Company reported revenue of $370.1 million and net income of $49.4 million, or $0.42 per share, compared to revenue of $260.6 million and net income of $43.2 million, or $0.37 per share, for the three months ended September 30, 1994. For the nine months ended September 30, 1995, the Company reported revenue of $1,048.1 million and net income of $143.2 million, or $1.21 per share, compared to revenue of $691.0 million and net income of $109.1 million, or $0.94 per share, for the nine months ended September 30, 1994.

Revenue for the 1995 third quarter and first nine months increased 42% and 52%, respectively, compared to the same periods in 1994. The growth in revenue was primarily the result of increased demand for the Company's switching, access and transmission products as well as the inclusion of revenue from DSC Communications A/S acquired in November 1994. Gross profit as a percentage of revenue was 47% and 49% for the third quarter and first nine months of 1995, respectively, compared to 49% in both the third quarter and nine months ended September 30, 1994. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of product deliveries, including software enhancements.

Research and product development expense in the third quarter of 1995 and 1994 was $47.6 million and $33.6 million, respectively, representing 13% of revenue for both the third quarter of 1995 and 1994. Research and product development for the nine months ended September 30, 1995 was $142.5 million, or 14% of revenue, compared to $87.2 million, or 13% of revenue, for the first nine months of 1994. The growth in research and product development expenses includes the development activities of DSC Communications A/S as well as increases in the Company's on-going development of new products and enhancements to existing products across all strategic product lines.

Selling, general and administrative expense was $52.6 million and $149.4 million in the third quarter of 1995 and nine months ended September 30, 1995, respectively, compared to $35.6 million and $100.1 million, respectively, for the same periods in 1994. As a percentage of revenue, selling, general and administrative expense for both the three months and nine months ended September 30, 1995 was 14%, consistent with the same periods of 1994. The growth in expenses was due primarily to the inclusion of expenses of DSC Communications

A/S in 1995, increased international selling activities and higher legal costs.

The Company's interest expense has increased substantially in 1995 over 1994 due primarily to the significant amount of new borrowings during 1995, including the $225 million of long-term debt which was funded on April 21, 1995. Interest income has also increased as proceeds from the $225 million loan have been invested in short-term investments until required for future business purposes.

The Company's estimated effective income tax rate was 33% and 34% for the three and nine month periods ended September 30, 1995, respectively, compared to 26% and 27% for the same period in 1994. The increase in the effective income tax rate for both the quarter and nine months is due primarily to limited net operating loss and tax credit carryforwards available to reduce taxable earnings in 1995 compared to 1994 and increased foreign taxes.

The Company has certain forward exchange contracts which are based on anticipated future business transactions in various foreign countries, primarily Germany and Italy, which totaled approximately $13.0 million at September 30, 1995. Future earnings could be affected since forward contracts related to anticipated transactions are marked-to-market each period.

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


Financial Condition and Liquidity

The Company's cash and cash equivalents at September 30, 1995 were $234.8 million compared to $52.9 million at December 31, 1994 while marketable securities were $298.8 million at September 30, 1995 compared to $218.4 million at December 31, 1994.

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

Cash of $162.2 million was generated from operating activities. This was primarily the result of strong earnings and an increase in non-debt liabilities, partially offset by an increase in receivables and inventories. The inventory growth is to support existing and anticipated customer requirements for the last quarter of 1995 and early 1996, including new product introductions.

Investing activities during the nine months ended September 30, 1995 included additions to property and equipment of $116.4 million. These additions include the purchase of land and construction costs incurred on new facilities currently under construction in Copenhagen, Denmark. These new facilities are expected to cost approximately $50 million with occupancy of one building in late 1995 and the other building in early 1996. The new facilities will consolidate the operations of DSC Communications A/S which are currently located in numerous leased facilities. The Company's rapid business expansion and expected future domestic and international growth have and will continue to increase capital requirements, including facilities and manufacturing and development equipment. It is anticipated that 1995 capital expenditures will approximate $160 million to $180 million.

In 1995 several of the Company's foreign subsidiaries entered into short-term credit arrangements totaling $57.8 million, of which $42.1 million was outstanding at September 30, 1995. Additionally, in July 1995 a foreign subsidiary borrowed $16.1 million under a long-term loan facility. These arrangements are being used to fund foreign facilities expansion and working capital needs and are repayable in the foreign subsidiaries' local currencies. See "Credit Agreements and Short-term Borrowings" and "Long-term Debt" in the Notes to Condensed Consolidated Financial Statements for further information.

Other financing activities during the first nine months of 1995 included the repayment of the remaining $39.8 million of short-term borrowings obtained to fund a portion of the DSC Communications A/S acquisition, an unscheduled payment of $9.4 million to retire a 9.5% note in April 1995, and $19.6 million of scheduled payments on long-term borrowings. Financing activities during the nine months ended September 30, 1995 also includes proceeds of $19.6 million from the issuance of the Company's common stock under stock programs.

The Company has a $50.0 million unsecured revolving credit facility, which expires on February 24, 1998, with $17.1 million of available borrowings at September 30, 1995, net of outstanding letters of credit. There have been no borrowings under the credit facility during the nine months ended September 30, 1995. See "Credit Agreements and Short- term Borrowings" in the Notes to Condensed Consolidated Financial Statements for further information.

The Company believes that its existing cash and marketable securities and available credit facilities will be adequate to support the Company's short and long-term financial resource needs, including working capital requirements, capital expenditures, operating lease obligations, and debt payments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

         On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; and two individuals. The Company seeks a declaratory judgment that the two individuals are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements with the Company. The Company further seeks a declaration that AFC's products are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and certain state antitrust statutes, and further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, (5) committed unfair competition and (6) committed acts in violation of the Racketeering Influenced Corrupt Organization Act. The Company believes that it has valid and substantial claims against all of the defendants. The Company intends to vigorously defend all of the defendants' counterclaims, and further believes it has valid defenses to all of the counterclaims. The Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its consolidated financial position.

         The Company is also a party to other legal proceedings which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position.

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only)

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DSC COMMUNICATIONS CORPORATION


Dated: November 10, 1995                  By:  /s/ Kenneth R. Vines
                                               ---------------------------
                                               Kenneth R. Vines
                                               Vice President, Finance,
                                               duly authorized officer
                                               and principal accounting
                                               officer

                              INDEX TO EXHIBITS




       Exhibit
         No.              Description
       -------            -----------
         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only)