Form 10-K
period 1995-12-31
DSC COMMUNICATIONS CORP
filed 1996-04-01
CIK 316004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 0-10018

                          ---------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of February 27, 1996, 115,852,134 shares of DSC Communications Corporation Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $3,465,222,500. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive proxy material for the 1996 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this report.

    Certain portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference in Item 1 of Part I, Items 6, 7, and 8 of Part II, and Item 14 of Part IV of this report.

                         DSC COMMUNICATIONS CORPORATION

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995


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

         The Company designs, develops, manufactures, and markets digital switching, transmission, access, and private network system products for the worldwide telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to support a wide range of voice, data, and video services. The Company offers a comprehensive product line including digital switching systems, intelligent network products, cellular switching systems, digital loop carrier products, digital cross-connect products, and optical line transmission systems and related advanced network management systems. The Company develops such systems to meet United States and international telecommunications standards, and the specific requirements of the operating companies of the Regional Holding Companies ("RHCs"), independent telephone companies, long-distance carriers, private networks, and companies operating public and private communications networks in other countries.

         The Company acquired NKT Elektronik A/S (subsequently renamed DSC Communications A/S), a Copenhagen, Denmark-based manufacturer of optical transmission equipment, for approximately

$149 million in cash in November, 1994. The operating results of DSC Communications A/S are reported as part of the Company's Transport Systems Group.

         The Company supplies products to a domestic and international customer base, including local exchange telephone companies, long-distance carriers, cellular telephone companies, international telephone companies, various Fortune 1000 companies, and utility companies. Its domestic customers include the RHCs and most major domestic independent telephone and long-distance companies, including MCI Communications Corporation, U.S. Sprint Communications Company L.P., GTE Communications Systems Corporation, and LDDS/WorldCom, Inc. (formerly LDDS Communications, Inc.). The Company is also a major manufacturer of high-capacity cellular switches for Motorola, Inc. ("Motorola"), a leading supplier of wireless communication systems throughout the world. International customers include DDI Corporation ("DDI") of Japan, Deutsche Telekom in Germany, Mercury Communications, Ltd., a subsidiary of Cable & Wireless PLC in the United Kingdom, British Telecommunications PLC, Telefonos de Mexico, S.A. de C.V., Tele Danmark and AAP Communications, Pty. Ltd. of Australia.


PRODUCTS

         The percentage of consolidated revenue from the Company's product groups was as follows:

                                                Year Ended December 31,
                                            1995         1994          1993
                                            ----         ----          ----
         Switching and Intelligent
           Network                           48%          52%           45%
         Access                              28%          27%           28%
         Transport                           23%          19%           22%

         SWITCHING AND INTELLIGENT NETWORK PRODUCTS. The Company develops, manufactures, and markets advanced switching and intelligent network systems for the worldwide telecommunications marketplace. These systems connect and route calls through a network and are generally used in four types of applications: intelligent network management and signaling, long-distance switching, switching for the support of high-speed communications such as data, image and video (broadband switching) and switching systems for wireless communications including both cellular and personal communications. The Company's primary switching and intelligent network products include: the MegaHub(R) switching equipment marketed as part of the A-INfusion(TM) family of products and other tandem and cellular switching equipment.

                 The MegaHub Product Line. The Company's MegaHub product line includes several switching and switching-related products. These products are all based on a modular, common architecture which allows a platform (a combination of hardware and software) to serve as a foundation for several different types of switching and signaling equipment and also allows carriers to expand, migrate and enhance their network for higher capacity products. Using a MegaHub platform, the Company can create a tandem switch (a switch operated by long-distance companies to route calls over long-distance networks), a signal transfer point (a high-capacity switching element used to route and switch call setup information), a service control point (a central storehouse or database which contains centralized call routing information) or various other switching elements.

                 The MegaHub family of products include: (i) the MegaHub 600E, one of the industry's largest tandem switches, (ii) the MegaHub Signal Transfer Point (the "MegaHub STP"), a high-capacity switching system used to expedite the routing and switching of calls through the Common Channel Signaling No. 7 network ("CCS7") and provide revenue-generating services such as caller ID, call trace, repeat call and information services, (iii) the MegaHub Service Control Point (the "MegaHub SCP"), which acts as a central database for information about calls and callers and is used in applications such as authorizing the use of credit cards and network 911 emergency services and (iv) products based on the Programmable Advanced Intelligent Network Computing Environment ("PACE"), including the MegaHub PACE(TM) SCP and MegaHub PACE Service Management System ("SMS").

                 In 1995 using the Company's advanced intelligent network products, a Japanese customer, DDI, launched its wireless and microcell based Personal Handyphone System ("PHS"), one of the world's first major personal communication services.

                 Tandem Switches. The Company is a vendor of tandem switches to non-AT&T long-distance carriers. In addition to its MegaHub 600E tandem switch, the Company also provides a family of switches including the DSC DEX200. The Company's international customer base continues to grow with the increasing demand for tandem switches in foreign countries, such as the Company's new 600 GT Global Tandem switch.

                 Cellular Switches. The Company has developed a family of cellular telephone switches utilizing its tandem switch technology. A cellular switch is used to connect cellular subscribers to the public telecommunications network. The Company's primary customer for cellular switches is Motorola who has sold the Company's cellular switches in its cellular systems since 1985, currently under a non-exclusive marketing agreement. In September 1994, the Company and Motorola expanded their ongoing relationship by agreeing that the Company would provide repackaged, smaller configurations of its existing cellular switching system to Motorola as an alternative to Motorola's line of smaller cellular switching systems. Motorola has incorporated the Company's cellular switches into cellular communications systems in the United States and in numerous other countries including the People's Republic of China and Russia. In addition, orders have been received from Motorola for deliveries of Code Division Multiple Access ("CDMA") switches for various wireless networks, including personal communications services.

                 Broadband Products. Broadband products utilize Asynchronous Transfer Mode ("ATM") technology to enable service providers to offer the most advanced network capabilities, including multimedia, high-speed data, voice and interactive video services. The Company's iMPAX(TM) product is an ATM-based switch that can be located at the premises of a large corporation to enable the corporation to transport a variety of communication services throughout its network. iMPAX can also be deployed in a telephone company's central office or at the site of an independent service provider. Use of iMPAX will give service providers and corporations access to network elements through which they can offer new wideband and broadband services such as LAN-to-LAN inter-networking, video conferencing and supercomputer connectivity.

                 The ATM-based technology will be incorporated into the Company's switching, access and transport products.

         The Company's primary competitors in the switching and intelligent network markets are Northern Telecom Ltd. ("Northern Telecom"), Tandem Computers, Inc., AT&T Corporation ("AT&T") and LM Ericsson ("Ericsson").

         ACCESS PRODUCTS. The Company designs, manufactures and markets equipment for the local loop, that portion of the public telecommunications network which extends from the local telephone company's central office switch to the individual home or business user. The demand for access equipment has been strong in recent years due primarily to the deployment of fiber optics in many of the networks served by the major service providers in the United States. The Company believes that software-based access products which support fiber optic communications will continue to experience rapid growth in demand and thus, has developed a line of access products to serve telecommunications service carriers in the United States and abroad.

                 Litespan(R)-2000. In 1991, the Company began shipments of Litespan-2000, an access product which enables local exchange carriers and other service providers to utilize fiber optics in the local loop. Over a single pair of optical fibers, Litespan-2000 can transmit voice, data and video on an integrated basis to as many as 2,000 subscribers. The Litespan-2000 is the world's first digital loop carrier to meet North American Synchronous Optical Network ("SONET") standards and related fiber optic interface requirements set forth by the RHCs. The Litespan-2000 allows telecommunications service providers to introduce the high-capacity technology of fiber optics into the local loop, while supporting basic services, in a cost effective manner. The Company believes that the introduction of multi-media services, such as video on demand, will increase the demand for fiber optic-related products. The Company currently has multi-year agreements with six of the seven RHCs for purchases of Litespan-2000 systems.

                 Litespan(R)-120. The Company has evolved the Litespan system to address access applications in international markets. The Litespan-120 is a flexible access multiplexer that may be deployed as a loop carrier using copper, fiber or radio feeders and offers benefits such as integral fiber optic interfaces, software control and support of a wide range of telephony services in a compact, cost effective package. Deliveries of Litespan-120 began during late 1995, and additional field testing is currently underway in several countries.

                 Airspan(TM). Airspan, which is currently undergoing customer market trials, provides access service over a wireless local loop, thereby providing users access to the public telecommunications network without having to install copper wire or fiber lines. The primary markets for this product are areas where the last link in the subscriber connection is radio rather than copper or fiber lines. Airspan is expected to be popular in developing countries where copper or fiber line access connections can be expensive and time consuming to install. In addition, Airspan and Multiline, an application of Airspan integrated with Litespan-120, are cost effective and quick response alternatives in dense urban environments of developed countries. Since the beginning of 1994, the Company has obtained agreements with Metromedia International Telcell, British Telecom and various other Asian, European, African and Latin American companies for the delivery of Airspan.

                 Switched Digital Video. The Company is also currently developing Switched Digital Video ("SDV") technology to provide an ATM-based, interactive, fiber switched solution capable of delivering video, data, and voice services to residences and businesses. The Company will offer SDV as a migratory path for new and current Litespan customers as they upgrade to interactive broadband full-service networks. These new SDV-based networks will enable carriers to offer a multitude of new revenue-generating services over a single integrated platform.

         Companion products from the Company's access products portfolio include Starspan(R), which extends the capabilities of the Litespan-2000 to the customer's premises; Metrospan(R), which is used as a broadband transport system within a campus-type setting or a metropolitan communications network; and Mediaspan(TM), which is currently being developed to support the integrated delivery of voice, video and data over hybrid fiber/coax systems.

         New access product offerings in 1996 include the OC-12 Transport system which provides delivery of very high rate services such as DS3 and OC3 to end users.

         The Company's primary competitors in the access market are AT&T, Northern Telecom and Fujitsu, Ltd.

         TRANSPORT PRODUCTS. Transmission equipment includes a vast array of products that carry signals throughout the telecommunications network. The Company's primary transmission products are its family of digital cross-connects and line transmission systems which handle the tasks of combining and splitting circuits so that voice, data and video traffic can travel to other devices in the network.

         The Company's digital cross-connect family, comprised of the DEXCS, DEX ECS1 and DEX ECS3 models, has enabled telephone companies to make their central offices more efficient and less labor-intensive. The Company's latest digital cross-connect product is the iMTN(R), a major new transmission platform.

                 iMTN (Integrated Multi-Rate Transport Node). iMTN provides routing and distribution throughout the network. The iMTN provides for the public telecommunications network's evolution to transmission equipment which meets the North American SONET and international Synchronous Digital Hierarchy ("SDH") fiber optic standards. Early applications of iMTN include network video broadcast and high-volume data transfer. The iMTN has been deployed both domestically and internationally.

         The Company's line transmission equipment, which was acquired as part of the acquisition of DSC Communications A/S, includes the FOCUS 2 to 140 and 2 to 150 multiplexers and line terminals for access networks, and the FOCUS 620 to 2500 terminal multiplexers and regenerators for high-capacity trunk transmission systems. These products incorporate plesiochronous digital hierarchy ("PDH") systems, representing the established embedded base of transmission technology, and SDH systems, representing new emerging transmission technology analogous to SONET in the North American market. In the last half of 1996, the Company plans to begin deliveries of the AC1 and AC4, a new generation of SDH products. These products will bring enhanced features such as add-drop mux and cross-connect capability to its SDH product line, resulting in a comprehensive and economical next-generation product offering for the rapidly growing worldwide SDH transmission market.

         The Company also develops, manufactures, and markets a variety of digital transmission products such as echo cancelers and transcoders, as well as various customer premises products.

         The Company's primary competitors in the digital cross-connect market are AT&T, Alcatel Network Systems ("Alcatel") and Tellabs, Inc. The primary competitors in the line transmission equipment market are Alcatel, Ericsson and Siemens AG.


REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission ("FCC") and the various state Public Utility Commissions ("PUCs") and Public Service Commissions, regulate most of the Company's domestic customers. In addition, the RHCs are restricted by the terms of the Modified Final Judgment which resulted from the court-ordered divestiture of the RHCs by AT&T, which prohibited the RHCs from manufacturing telecommunications equipment and providing interexchange or long-distance services. In early 1996, the Telecommunications Act of 1996 (the "1996 Legislation") was passed. The 1996 Legislation contains provisions that would permit the RHCs, subject to satisfying certain conditions, to manufacture telecommunications equipment. It is possible that one or more RHCs may decide to manufacture telecommunications equipment, to design and provide telecommunications software, or to form alliances with other manufacturers. Any of these developments could result in increased competition for the Company and reduce the RHCs' purchases from the Company. The 1996 Legislation also would permit local exchange telephone companies, long-distance carriers, cable television companies and electric utility companies to compete with each other to provide local and long-distance telephone and video services. The Company believes that the 1996 Legislation will increase the demand for systems, software and services as network operators respond to the changing competitive environment by constructing new or enhancing existing networks.

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

MARKETING

         The Company sells products and services on a domestic and international basis to both the public and private network markets through various sales and distribution channels. The Company's internal sales group is a direct sales force, divided into market business segments. The Company also sells through third-party distributors such as original equipment manufacturers ("OEMs"), sales representatives and certain distributors in foreign countries.

         The Company has separate agreements with Nokia Telecommunications Oy of Finland ("Nokia") and a European subsidiary of Northern Telecom to distribute the iMTN. The agreement with Nokia, a leading worldwide supplier of wireless communications systems, will allow Nokia to market the iMTN on a nonexclusive basis in Scandinavia and certain other countries. The agreement with Northern Telecom grants the European subsidiary of Northern Telecom the exclusive right to market the iMTN system in certain countries which use the European telecommunications standards, and a nonexclusive right to market the iMTN system in certain other countries.


INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

         The information required for this section is set forth in the "International Operations and Major Customers" footnote on page 38 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

BACKLOG

         The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $688 million and $601 million on December 31, 1995 and December 31, 1994, respectively. Approximately $174 million of orders included in the December 31, 1995 backlog are scheduled for delivery after December 31, 1996. However, all orders are subject to possible rescheduling by customers. While the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.

RESEARCH AND PRODUCT DEVELOPMENT

         The industry in which the Company operates is characterized by rapidly-changing technological and market conditions which may shorten product life cycles. The Company's future competitive position will depend not only upon successful production and sales of its existing products, but also upon its ability to develop and produce, on a timely basis, new products to meet existing and anticipated industry demands. The Company is currently engaged in the development of several new products and enhancements to existing products. During the product development process, the Company invests a substantial amount of resources in products which often require extensive field testing and evaluation prior to actual sales to its customers.

         The Company's research and product development costs charged to expense were $189.8 million, $127.3 million, and $86.6 million for the years ended December 31, 1995, 1994, and 1993, respectively. Additionally, approximately $26.8 million, $24.6 million, and $21.9 million of software development costs were capitalized in the Consolidated Balance Sheets in 1995, 1994, and 1993, respectively.


COMPETITION

         The portions of the telecommunications industry in which the Company competes are intensely competitive and are characterized by continual advances in technology. The Company believes that it enjoys a strong competitive position due to its large installed base, its strong relationship with key customers, and its technological leadership and new product development capabilities. However, many of the Company's foreign and domestic competitors (which are listed in the PRODUCTS section) have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's ability to compete is dependent upon several factors, including product features, innovation, quality, reliability, service support, price and the retention and attraction of qualified design and development personnel.

MANUFACTURING AND SUPPLIERS

         The Company generally uses standard parts and components for its products, and believes that, in most cases, there are a number of alternative, qualified vendors for most of those parts and components. The Company purchases certain custom components and products from single suppliers. The Company believes that the manufacturers of the particular custom components and products should be able to meet expected future demands. Although the Company has not experienced any material adverse effects from the inability to obtain timely delivery of needed components, an unanticipated failure of any significant supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components could have an adverse effect on the Company's revenue and profitability. In addition, the Company's products contain a number of subsystems or components acquired from other manufacturers on an OEM basis. These OEM products are often available only from a limited number of manufacturers. In the event that an OEM product was no longer available from a current OEM vendor, second sourcing would be required and could delay customer deliveries which could have an adverse effect on the Company's revenue and profitability.


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

ENVIRONMENTAL AFFAIRS

         The Company's manufacturing operations are subject to numerous federal, state and local laws and regulations designed to protect the environment. Compliance with these laws and regulations has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or the competitive position of the Company.


EMPLOYEES

         As of December 31, 1995, the Company had a total of 5,860 employees.

ITEM 2.  PROPERTIES

         The Company's principal facilities are in the following locations:


                                                Approximate Square
                                                     Footage
                                           ---------------------------
                     Location              Owned            Leased                       Description
                     --------              -----            ------                       -----------
               Plano,                        1,295,000       437,000      Corporate offices; administration;
               Texas                                                      engineering, research and development;
                                                                          manufacturing and assembly; and warehouse.

               Copenhagen,                     223,000            --(1)   Administration; engineering, research and
               Denmark                                                    development; manufacturing and assembly;
                                                                          and warehouse.

               Aguadilla,                           --       164,000      Manufacturing and assembly.
               Puerto Rico

               Petaluma,                            --       112,000      Assembly; engineering, research and
               California                                                 development.

               Feltham and                          --        87,000      Assembly; engineering, research and
               Ashford,                                                   development; and warehouse.
               England


(1) During late 1995 and early 1996, the Company consolidated its Copenhagen, Denmark facilities from multiple leased buildings of approximately 137,000 square feet into two newly constructed buildings owned by the Company. The leases on the previous facilities expire in April 1996.

         The Company owns approximately 281 acres of land in Plano, Texas and approximately 28 acres of land in Copenhagen, Denmark, of which 99 acres have been developed for existing facilities and the balance is undeveloped. The undeveloped land is expected to be used for future Company expansion. The Company is currently establishing additional manufacturing facilities in San Jose, Costa Rica in a 48,000 square foot leased facility with operations expected to begin in the second quarter of 1996. The Company also has additional leased facilities, which are primarily sales offices, located in various cities throughout the world. The Company believes that the above-described facilities are suitable and adequate to meet the Company's production requirements.


ITEM 3.  LEGAL PROCEEDINGS

         On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; and two individuals. The Company seeks a declaratory judgment that the two individuals are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements with the Company. The Company further seeks a declaration that AFC's products are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and certain state antitrust statutes, and further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, (5) committed unfair competition, and (6) committed acts in violation of the Racketeering Influenced Corrupt Organization Act. The Company believes that it has valid and substantial claims against all of the defendants. The Company intends to vigorously defend all of the defendants' counterclaims, and further believes that it has valid defenses to all of the counterclaims.

         On January 26, 1994, C.L. Grimes, a stockholder of the Company, filed a derivative suit in Delaware Chancery Court, purportedly on behalf of the Company as the real party in interest and as a stockholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long-Term Incentive Compensation Plan as it applies to Mr. Donald and all other benefits of Mr. Donald, including previously granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and approved by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, the plaintiff filed an amended complaint in which he restated his existing claims and added a new claim contending that the Company's 1994 proxy statement was misleading in its description of the 1994 Long-Term Incentive Compensation Plan ("LTIP"). On this new claim, the plaintiff seeks a decree that the 1994 proxy statement insofar as it relates to the 1994 LTIP and the actions taken pursuant to the proxy statement with respect to the 1994 LTIP are null and void, and seeks to enjoin the Company from implementing the 1994 LTIP.

         On June 15, 1994, all defendants filed motions to dismiss all of the plaintiff's claims, with the exception of the claim relating to the Company's 1994 proxy statement. On January 11, 1995, the Delaware Chancery Court granted defendants' motions to dismiss. The plaintiff later filed a motion seeking entry of a final judgment of dismissal so that he would be free to pursue an immediate appeal of the Court's decision. In response, the Court directed entry of a final judgment and certified the dismissed claims for appellate review. On March 6, 1995, the plaintiff filed an appeal of the dismissed claims to the Delaware Supreme Court. All parties have filed appellate briefs and oral argument has been conducted by the Court. A ruling is expected by the Court within the next several months.

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleges that DGI has infringed the Company's copyrights on its operating system software for tandem switches and firmware for microprocessor cards. The Company further alleges that DGI has misappropriated the Company's trade secrets regarding several of the Company's cards, including digital trunk interface cards and microprocessor cards. The Company also alleges that DGI has engaged in unfair competition under the Lanham Act and the common law by trading on the Company's reputation, and by misleading customers about DGI's research and development efforts. The Company seeks damages for DGI's prior actions and preliminary and permanent injunctive relief. DGI has brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion, and unfair competition. DGI's antitrust counterclaims are based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition, and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaims are based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asks the Court to award actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief, and attorneys' fees. Finally, DGI seeks declaratory relief that DGI's sales of microprocessors do not violate any proprietary rights of the Company or any applicable law. Although the outcome of litigation is inherently uncertain, the Company believes that it has valid and substantial claims against DGI and valid defenses to DGI's counterclaims.

         On April 10, 1995, the Company filed a lawsuit against Next Level Communications ("NLC") and two former Company employees, alleging breach of contract and the misuse of Company trade secrets. The Company is seeking an injunction prohibiting NLC and the former employees from continued use of Company trade secrets and opportunities. On March 28, 1996, the Company received a favorable jury verdict in the amount of $369.2 million in damages. The Court is yet to enter a judgment or rule on the issue of injunctive relief. Once the Court enters a judgment, NLC will have 30 days to appeal the award.

         On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T. The complaint alleges that AT&T has used its monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. The Company is seeking to compel AT&T to open up the interfaces to the central office switch so that any manufacturer will have the ability to compete with applications, software, features, and services, and will more rapidly deliver to its customers the enhanced functionality that they have come to expect.

         The Company is also party to other routine legal proceedings incidental to its business.

         The Company does not believe the ultimate resolution of the above litigation will have a material adverse effect on its consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company. As of February 27, 1996, the executive officers of the Company are as follows:


       NAME         AGE     PRESENT POSITION(S) WITH COMPANY
       ----         ---     --------------------------------
Allen R. Adams       46      Group Vice President

Charles H. Ansley    50      Senior Vice President

James L. Donald      64      Chairman of the Board, President,
                               and Chief Executive Officer

Gerald F. Montry           57             Senior Vice President, Chief
                                            Financial Officer, and Director

Philip A. Wilkinson        48             Group Vice President


         Allen R. Adams joined the Company in 1979, as Director of Hardware and Systems Development. Since 1979, Mr. Adams has held a variety of project and design engineering positions. In February, 1993, Mr. Adams was named Senior Vice President. Mr. Adams currently serves as Group Vice President, Switch Systems Group.

         Charles H. Ansley joined the Company in 1996 as Senior Vice President, Global Sales and Service. From 1984 to 1996, Mr. Ansley was employed by AT&T Corporation, where his most recent position was that of Vice President of Client Services and Marketing.

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

         Philip A. Wilkinson joined the Company in 1995 as Senior Vice President to lead the Transport Systems Group. From 1992 to 1995, Mr. Wilkinson was employed by System Results, Inc. where his most recent position was that of President. From 1981 to 1992, he held various executive positions with AT&T Corporation.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock prices are listed daily in "The Wall Street Journal" and other publications under the NASDAQ National Market of the over-the-counter listing with the abbreviation "DSC Commun" or "DSC". The stock is traded in the NASDAQ National Market with the ticker symbol "DIGI".

         The following were the high and low closing prices of the Company's stock per the NASDAQ National Market:

         1995:                  High            Low
         ----                   ----            ---
         4th Quarter           $58 3/4          $31
         3rd Quarter            63               45 5/8
         2nd Quarter            46 1/2           31 3/4
         1st Quarter            39               31 5/8

         1994:                  High            Low
         ----                   ----            ---
         4th Quarter            36 7/8           27 1/8
         3rd Quarter            31 1/4           19 1/8
         2nd Quarter            31 7/16          18 1/8
         1st Quarter            34 7/8           24 3/16

         Sales prices prior to the second quarter of 1994 have been retroactively restated to reflect a two-for-one stock split, effected in the form of a 100% stock dividend, declared by the Board of Directors on April 27, 1994, for shareholders of record on May 11, 1994.

         The Company has not paid or declared any cash dividends on the common stock since its organization. The closing price of the Company's common stock on February 27, 1996, was $30 1/4 per share. As of December 31, 1995, there were 3,768 shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is set forth on page 19 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in the text on pages 20 through 23 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages 24 through 40 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference from the information set forth on page 1 of the definitive proxy statement of the Company, previously filed in connection with its 1996 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS", and on page 22 of such definitive proxy material under the heading "DIRECTORS CONTINUING IN OFFICE". The information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the heading "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on page 26 of the definitive proxy statement of the Company, previously filed in connection with its 1996 Annual Meeting of Stockholders.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information set forth under the headings "EXECUTIVE COMPENSATION" on pages 15 through 22, and "Compensation of Directors" and "Non-Employee Directors Stock Option Plan" on pages 23 and 24 of the definitive proxy statement of the Company, previously filed in connection with its 1996 Annual Meeting of Stockholders.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 25 and 26 of the definitive proxy statement of the Company, previously filed in connection with the 1996 Annual Meeting of Stockholders.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information set forth under the headings "Compensation of Directors" on page 23 and "LITIGATION" on page 24 of the definitive proxy statement of the Company, previously filed in connection with the 1996 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements and the financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference.

                 1.       Financial Statements:

                 As of December 31, 1995 and 1994:  Consolidated Balance Sheets

                 For the Years Ended December 31, 1995, 1994, and 1993:
                 -        Consolidated Statements of Income
                 -        Consolidated Statements of Cash Flows
                 -        Consolidated Statements of Changes in Shareholders'
                          Equity

                 Notes to Consolidated Financial Statements

                 Report of Independent Auditors

         2.      Financial Statement Schedule:

                 For the Years Ended December 31, 1995, 1994, and 1993:
                 -        Schedule II - Valuation and Qualifying Accounts

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.


         3.      Exhibits:

                 2.0        Stock Purchase Agreement By and Among DSC Communications Corporation, NKT Holding A/S,
                            and NKT Elektronik A/S, Dated October 20, 1994 (10)

                 2.1        Amendment No. 1 to Stock Purchase Agreement By and Among DSC Communications
                            Corporation, NKT Holding A/S, and NKT Elektronik A/S, Dated November 15,
                            1994 (11)

                 3.1        Certificate of Amendment of Certificate of Incorporation of the Company dated
                            April 27, 1994 (14)

                 3.2        Certificate of Correction of Certificate of Amendment of Restated Certificate of
                            Incorporation of the Company dated June 8, 1995 (14)

                 3.3        Certificate of Amendment of Restated Certificate of Incorporation of the Company
                            dated June 8, 1995 (14)

                 3.4        Amended and Restated By-laws of the Company (5)

                 4.3        Rights Agreement, Dated as of May 12, 1986, Between the Company and The Chase
                            Manhattan Bank, N.A., as Rights Agent (1)

                 4.4        Form of Letter to the Company's Stockholders, Dated May 22, 1986, Relating to the
                            Adoption of the Rights Agreement Described in Exhibit 4.3 (1)

                 10.1       Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990
                            (6)

                 10.2       Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and
                            James L. Donald (6)

                 10.3       Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L.
                            Donald (6)

                 10.4       Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James
                            M. Nolan, Dated March 15, 1982 (2)

                 10.5       Revolving Credit Agreement, Dated as of February 24, 1994, Between the Company and
                            Certain of its Subsidiaries and Certain Financial Institutions Providing
                            for Unsecured Revolving Credit (9)

                 10.6       The Company's Amended and Restated 1984 Employee Stock Option Plan (4)

                 10.7       The Company's Amended and Restated 1988 Employee Stock Option Plan (4)

                 10.8       The Company's 1993 Employee Stock Option and Securities Award Plan (7)

                 10.9       The Company's 1993 Non-Employee Directors Stock Option Plan (7)

                 10.10      Form of Amended and Restated Severance Compensation Agreement Between the Company and
                            Certain of its Officers (12)

                 10.11      Schedule to Form of Amended and Restated Severance Compensation Agreement Between the Company
                            and Certain of its Officers (15)

                 10.12      The Company's Restoration Plan, Dated July 1, 1988 (3)

                 10.13      Form of Indemnification Agreement Between the Company and its Directors and Senior
                            Officers as Approved by the Board of

                            Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement,
                            Dated March 1, 1990, Between the Company and Texas Commerce Bank, N.A., as Trustee (4)

                 10.14      The Company's 1990 Long-Term Incentive Compensation Plan, Effective as of January 1, 1990
                            (6)

                 10.15      The 1990 Optilink Stock Option and Cash Payment Plan, Dated May 15, 1990 (6)

                 10.16      The Company's 1994 Long-Term Incentive Compensation Plan, Effective as of January 1, 1994
                            (8)

                 10.17      Noncompetition Agreement By and Among DSC Communications Corporation and NKT Holding
                            A/S, Dated November 15, 1994 (11)

                 10.18      Escrow Agreement By and Among DSC Communications Corporation, NKT Holding A/S, and Den
                            Danske Bank, Dated November 15, 1994 (11)

                 10.19      DSC Communications Corporation Executive Deferred Income Plan (12)

                 10.20      Note Purchase Agreement Between the Company and Certain Financial Institutions, dated
                            April 15, 1995 (13)

                 10.21      Consulting Agreement Between the Company and Clement M. Brown, Jr., Dated January 23, 1986 (15)

                 10.22      Consulting Agreement Between the Company and Sir John Fairclough, Dated December 31, 1992 (15)

                 10.23      Consulting Agreement Between the Company and Frank J. Cummiskey, Dated May 1, 1993 (15)

                 11.1       Statement re: Computation of Per Share Earnings (15)

                 13.1       1995 Annual Report to Shareholders (for EDGAR filing purposes only)

                 21.1       Subsidiaries of the Registrant (15)

                 23.1       Consent of Ernst & Young LLP (15)

                 27.1       Financial Data Schedule (for EDGAR filing purposes only)

MANAGEMENT CONTRACTS OR COMPENSATORY PLANS AND ARRANGEMENTS

         The following above-described exhibits are management contracts or compensatory plans and arrangements: 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990; 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald; 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald; 10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982; 10.6 The Company's Amended and Restated 1984 Employee Stock Option Plan; 10.7 The Company's Amended and Restated 1988 Employee Stock Option Plan; 10.8 The Company's 1993 Employee Stock Option and Securities Award Plan; 10.9 The Company's 1993 Non-Employee Directors Stock Option Plan; 10.10 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers; 10.11 Schedule to Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers; 10.12 The Company's Restoration Plan, Dated July 1, 1988; 10.13 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and Texas Commerce Bank, N.A., as Trustee; 10.14 The Company's 1990 Long-Term Incentive Compensation Plan, Effective as of January 1, 1990; 10.16 The Company's 1994 Long-Term Incentive Compensation Plan, Effective as of January 1, 1994; 10.19 DSC Communications Corporation Executive Deferred Income Plan; 10.21 Consulting Agreement Between the Company and Clement M. Brown, Jr., Dated January 23, 1986; 10.22 Consulting Agreement Between the Company and Sir John Fairclough, Dated December 31, 1992; 10.23 Consulting Agreement Between the Company and Frank J. Cummiskey, Dated May 1, 1993.


(b)      Reports on Form 8-K:

         None

- -----------------------------------------------------------------

       (1) Incorporated by reference from the Company's Registration Statement on Form 8-A, dated May 21, 1986, as amended by Amendment No. 1 on Form 8, dated July 28, 1989, and Amendment No. 2 on Form 8, dated May 28, 1991, each as filed with the Securities and Exchange

                 Commission pursuant to Section 12(g) of the Exchange Act

       (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1981

       (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988

       (4) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1990 Annual Meeting of Stockholders

       (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1989

       (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990

       (7) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1993 Annual Meeting of Stockholders

       (8) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1994 Annual Meeting of Stockholders

       (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

       (10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

       (11) Incorporated by reference from the Company's Current Report on Form 8-K, dated November 15, 1994

       (12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994

       (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

       (14) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-61423, filed with the Securities and Exchange Commission on July 31, 1995

       (15)      Filed herewith


         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. With the exception of historical information, the matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DSC COMMUNICATIONS CORPORATION
                                                  (Registrant)


                                          /s/ James L. Donald
                                          ----------------------------------
                                          James L. Donald, Chairman of the
                                          Board, President, Chief Executive
                                          Officer, and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature and Title                                     Date
     -------------------                                     ----


/s/ James L. Donald                                     March 29, 1996
- ------------------------------
James L. Donald, Chairman
of the Board, President, Chief
Executive Officer, and Director
(Principal Executive Officer)


/s/ Clement M. Brown, Jr.                               March 29, 1996
- ------------------------------
Clement M. Brown, Jr.
Director


/s/ Frank J. Cummiskey                                  March 29, 1996
- ------------------------------
Frank J. Cummiskey
Director



/s/ Sir John Fairclough                                 March 29, 1996
- ------------------------------
Sir John Fairclough
Director

     Signature and Title                                    Date
     -------------------                                    ----


/s/ Raymond J. Dempsey
- ------------------------------                         March 29, 1996
Raymond J. Dempsey
Director


/s/ James L. Fischer                                   March 29, 1996
- ------------------------------
James L. Fischer
Director


/s/ Robert S. Folsom                                   March 29, 1996
- ------------------------------
Robert S. Folsom
Director


/s/ Gerald F. Montry                                   March 29, 1996
- ------------------------------
Gerald F. Montry, Senior Vice
President, Chief Financial
Officer, and Director
(Principal Financial Officer)


/s/ James M. Nolan                                     March 29, 1996
- ------------------------------
James M. Nolan
Director


/s/ Kenneth R. Vines                                   March 29, 1996
- ------------------------------
Kenneth R. Vines
Vice President, Finance
(Principal Accounting Officer)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)


                                                     Additions
                                             ------------------------
                                 Balance at                   Charged      Deductions        Balance at
                                 Beginning   Charged to      to Other         from             End of
        Receivables              of Period     Income        Accounts       Reserves           Period
        -----------              ---------   ----------      ---------      --------         ----------
Year Ended December 31, 1995   $   4,012    $  1,233        $ 4,077 (1)     $  2,418  (2)     $  6,904
Year Ended December 31, 1994       3,609       1,222          1,275 (1)        2,094  (2)        4,012
Year Ended December 31, 1993       3,593         942            --               926  (2)        3,609


(1) Both 1995 and 1994 amounts include amounts related to the acquisition of DSC Communications A/S. Additionally, the 1994 amount includes a transfer from a reserve for customer guarantees, which was included in "Accrued Liabilities", to "Allowance for Doubtful Accounts".

(2)  Includes accounts written off, net of collections.

                              INDEX TO EXHIBITS


EXHIBIT NUMBER                   DESCRIPTION
- --------------                   -----------
 10.11         Schedule to Form of Amended and Restated Severance Compensation
               Agreement Between the Company and Certain of its Officers.

 10.21         Consulting Agreement Between the Company and Clement M. Brown,
               Jr., Dated January 23, 1986.

 10.22         Consulting Agreement Between the Company and Sir John
               Fairclough, Dated December 31, 1992.

 10.23         Consulting Agreement Between the Company and Frank J. Cummiskey,
               Dated May 1, 1993.

 11.1          Statement re: Computation of Per Share Earnings.

 13.1 1995 Annual Report to Shareholders (for EDGAR filing purposes only).

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of Ernst & Young.

 27.1          Financial Data Schedule (for EDGAR filing purposes only).
