Form 10-Q
period 1996-03-31
DSC COMMUNICATIONS CORP
filed 1996-05-15
CIK 316004

                                  FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018

                       DSC COMMUNICATIONS CORPORATION
       --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                            54-1025763
- --------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. of Employer
 incorporation or organization)                              Identification No.)

      1000 Coit Road, Plano, Texas                                   75075
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Number of Shares Outstanding
    Title of Each Class                                  as of April 30, 1996
- ----------------------------                        ----------------------------
Common Stock, $.01 Par Value                                  116,029,799



                                Page 1 0f 20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    -----------
                                                     (Unaudited)
        Assets
CURRENT ASSETS
  Cash and cash equivalents ......................   $   228,414    $   258,565
  Marketable securities ..........................       303,191        310,699
  Receivables ....................................       239,136        277,006
  Inventories ....................................       328,035        303,962
  Other current assets ...........................        74,463         70,315
                                                     -----------    -----------
       Total current assets ......................     1,173,239      1,220,547
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost ..................       706,205        675,725
  Less accumulated depreciation
   and amortization ..............................      (322,296)      (305,203)
                                                     -----------    -----------
                                                         383,909        370,522
                                                     -----------    -----------

LONG-TERM RECEIVABLES ............................        29,712         17,557
CAPITALIZED SOFTWARE DEVELOPMENT COSTS ...........        46,509         43,821
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET .......................       152,778        155,102
OTHER ............................................        57,632         57,726
                                                     -----------    -----------
           Total assets ..........................   $ 1,843,779    $ 1,865,275
                                                     ===========    ===========

  Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Short-term debt ................................   $    92,213    $    83,438
  Accounts payable ...............................        95,995        115,137
  Accrued liabilities ............................       214,227        220,679
  Income taxes payable ...........................        11,241         29,230
  Current portion of long-term debt ..............        33,163         33,098
                                                     -----------    -----------
       Total current liabilities .................       446,839        481,582
                                                     -----------    -----------

LONG-TERM DEBT, net of current portion ...........       209,738        210,441
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES ...........................        50,201         49,173

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   120,839 in 1996 and 120,591 in 1995;
   outstanding -  115,850 in 1996 and
   115,602 in 1995 ...............................         1,208          1,206
  Additional capital .............................       706,410        703,448
  Unrealized gains (losses) on securities,
   net of income taxes ...........................          (663)           391
  Accumulated translation adjustment .............         3,891          4,404
  Retained earnings ..............................       469,266        457,741
                                                     -----------    -----------
                                                       1,180,112      1,167,190

  Treasury stock, at cost, 4,989 shares ..........       (43,111)       (43,111)
                                                     -----------    -----------
       Total shareholders' equity ................     1,137,001      1,124,079
                                                     -----------    -----------
           Total liabilities and
             shareholders' equity ................   $ 1,843,779    $ 1,865,275
                                                     ===========    ===========

   See the accompanying Notes to Condensed Consolidated Financial Statements.





                                Page 2 0f 20

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
Revenue ..............................................   $ 307,897    $ 317,997
Cost of revenue ......................................     178,431      159,327
                                                         ---------    ---------
  Gross profit .......................................     129,466      158,670
                                                         ---------    ---------

Operating costs and expenses:
  Research and product development ...................      53,145       46,939
  Selling, general and administrative ................      55,779       46,101
  Other operating costs ..............................       2,582        2,155
                                                         ---------    ---------
    Total operating costs and expenses ...............     111,506       95,195
                                                         ---------    ---------

  Operating income ...................................      17,960       63,475

Interest income ......................................       7,026        3,919
Interest expense .....................................      (7,086)      (1,031)
Other income (expense), net ..........................         689       (1,877)
                                                         ---------    ---------
    Income before income taxes .......................      18,589       64,486
Income taxes .........................................       7,064       22,570
                                                         ---------    ---------
    Net income .......................................   $  11,525    $  41,916
                                                         =========    =========

Income per share .....................................   $    0.10    $    0.36
                                                         =========    =========

Average shares used in per share computation .........     118,353      117,684


See the accompanying Notes to Condensed Consolidated Financial Statements.








                                Page 3 0f 20

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................   $  11,525    $  41,916
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization ..................      21,864       17,942
      Amortization of capitalized software
         development costs ...........................       6,712        4,061
  Decrease in current and long-term receivables ......      26,316       23,610
  Increase in inventories ............................     (24,073)     (30,787)
  Other, including changes in current
    payables and other current assets ................     (47,847)      19,125
  Increase in noncurrent income taxes
    and other liabilities ............................       1,028       10,366
                                                         ---------    ---------

          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES .......................      (4,475)      86,233
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ................     (33,880)     (30,866)
  Purchases of marketable securities .................    (609,876)     (19,804)
  Proceeds from sales and maturities of marketable
    securities .......................................     616,821       42,637
  Additions to capitalized software
    development costs ................................      (9,400)      (6,192)
  Other ..............................................         877       (3,467)
                                                         ---------    ---------

          NET CASH USED FOR
          INVESTING ACTIVITIES .......................     (35,458)     (17,692)
                                                         ---------    ---------


                                  (Continued)







                                Page 4 0f 20

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Continued)
                                (In thousands)
                                  (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt .............       8,775      (39,791)
  Payments on long-term borrowings ...................        (864)      (5,598)
  Proceeds from the sale of common stock
    under stock programs .............................       1,645        3,787
  Other ..............................................         226        1,022
                                                         ---------    ---------

          NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES .......................       9,782      (40,580)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS .....................................     (30,151)      27,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....     258,565       52,942
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $ 228,414    $  80,903
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid ......................................   $     836    $     594
                                                         =========    =========

  Income taxes paid ..................................   $  24,341    $  20,721
                                                         =========    =========


  See the accompanying Notes to Condensed Consolidated Financial Statements.





                                Page 5 0f 20

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 March 31, 1996 and 1995 and December 31, 1995
                                  (Unaudited)


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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995.

INVENTORIES

Inventories consisted of the following (in thousands):

                                                     March 31,        December 31,
                                                       1996               1995
                                                     --------         -----------
      Raw Materials ......................           $146,517           $137,002
      Work in Process ....................             22,725             20,015
      Finished Goods .....................            158,793            146,945
                                                     --------           --------
                                                     $328,035           $303,962
                                                     ========           ========





                                Page 6 0f 20

CREDIT AGREEMENTS AND SHORT-TERM BORROWINGS

At March 31, 1996, the Company had a domestic credit facility with two banks providing for borrowings up to $50.0 million, reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company which totaled $30.2 million at March 31, 1996. These outstanding letters of credit included $27.2 million issued in support of foreign subsidiary credit arrangements. There were no borrowings under the domestic credit facility during the first quarter.

In early May 1996, the Company entered into a new, five-year, unsecured $160.0 million revolving credit facility with several banks. This new facility, which replaced the existing domestic credit facility, provides for borrowings and issuances of letters of credit in multiple currencies. The new facility provides for various borrowing rates, including borrowing rates based on the prime rate or 0.25% to 0.70% above the LIBOR rate. A commitment fee of 0.10% to 0.225% on the daily average unused portion of the facility is also assessed. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. This new facility contains various financial covenants.

Two of the Company's foreign subsidiaries also have several short-term credit agreements providing for borrowings denominated in various foreign currencies of up to $106.0 million, of which $92.2 million was outstanding at March 31, 1996. The interest rates on these agreements are market rates which ranged from 4% to 6% at March 31, 1996.

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

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. At March 31, 1996, $3.5 million of certain receivables sold during 1995 were outstanding and subject to recourse provisions which would require the Company to repurchase up to 100% of the receivable balance upon customer default. Additionally, the Company could be obligated to





                                Page 7 0f 20
repurchase a portion of certain receivables and operating leases which were sold in 1995 on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at March 31, 1996. The Company also has guarantees of $28.8 million outstanding at March 31, 1996 supporting bid and performance bonds to customers and others, of which $3.0 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At March 31, 1996, the Company had forward foreign exchange contracts of $20.2 million outstanding.

Litigation

On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; and two individuals. The Company seeks a declaratory judgment that the two individuals are not entitled to any stock options or cash payments under the Company's 1990 Stock Option and Cash Payment Plan because of these defendants' alleged breaches of certain employment-related agreements with the Company. The Company further seeks a declaration that AFC's products are the proprietary property of the Company under the terms of certain Proprietary Information Agreements or certain Consulting Agreements with Quadrium. The Company also seeks unspecified damages for breaches of contract, civil conspiracy, and tortious interference. The individual defendants have both filed counterclaims whereby they claim entitlement to certain stock options and cash payments under several of the Company's stock option plans. AFC has also filed a counterclaim alleging that the Company has violated the Sherman Antitrust Act and certain state antitrust statutes, and further claims that the Company has (1) tortiously interfered with existing and prospective contractual relationships, (2) committed industrial espionage and misappropriation, (3) trespassed on AFC's business premises, (4) converted certain property of AFC, (5) committed unfair competition, and (6) committed acts in violation of the Racketeering Influenced Corrupt Organization Act. The Company believes that it has valid and substantial claims against all of the defendants. The Company intends to vigorously defend all of the defendants' counterclaims, and further believes that it has valid defense to all of the counterclaims.

On April 10, 1995, the Company filed a lawsuit against Next Level Communications ("NLC") and two former Company employees, alleging





                                Page 8 0f 20
breach of contract and the misuse of Company trade secrets. The Company is seeking an injunction prohibiting NLC and the former employees from continued use of Company trade secrets and opportunities. On March 28, 1996, the Company received a favorable jury verdict in the amount of $369.2 million in damages. The Court is yet to enter a judgment or rule on the issue of injunctive relief. Once the Court enters a judgment, NLC will have 30 days to appeal the award.

On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T Corporation ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging the use of monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. The Company is seeking to compel AT&T and Lucent to open up the interfaces to the central office switch so that any manufacturer will have the ability to compete with applications, software, features, and services, and will more rapidly deliver to its customers the enhanced functionality that they have come to expect.

The Company is also party to other routine legal proceedings incidental to its business.

The Company does not believe the ultimate resolution of the above litigation will have a material adverse effect on its consolidated financial position.

COMMON STOCK

At the April 25, 1996 Annual Shareholders' Meeting, the shareholders approved certain amendments and an increase of 6 million shares of common stock subject to the DSC Communications Corporation 1993 Employee Stock Option and Securities Award Plan.

STOCK RIGHTS

On April 25, 1996, the Board of Directors declared a dividend of one preferred stock purchase right on each outstanding share of the Company's common stock. The dividend is payable on May 22, 1996 to shareholders of record on that date, the same date the existing stock rights expire. The rights become exercisable only on the close of business ten days following a public announcement that a person or group has acquired 15% or more of the outstanding shares of common stock of the Company or a public announcement or commencement of a tender offer or exchange offer which would result in the offeror's acquiring 15% or more of the outstanding shares of common stock of the Company. Once exercisable, each right would entitle a holder to buy 1/1000 of a share of the Company's Series B Junior Participating Preferred Stock at an exercise price of $175.00. The Company may





                                Page 9 0f 20
redeem the rights for $0.01 per right prior to the rights becoming exercisable, and the rights expire on April 25, 2006.





                                Page 10 0f 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

With the exception of historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

Results of Operations

For the three months ended March 31, 1996, the Company reported revenue of $307.9 million and net income of $11.5 million, or $0.10 per share, compared to revenue of $318.0 million and net income of $41.9 million, or $0.36 per share, for the three months ended March 31, 1995.

Compared to the same period last year, the revenue decline in the first quarter of 1996 was primarily due to a slower European transmission business and reduced deliveries of the Company's wireless switching products, offset partially by increased deliveries of the Company's access products. Gross profit as a percentage of revenue was 42% for the 1996 first quarter compared to 50% in the same period of 1995. This decline was due primarily to a change in product mix, including reduced software content, and decreased business volumes. Certain of the Company's products, including software, typically produce gross margin content greater than other Company products. As a result, the Company's gross margin percentage in future periods could vary significantly due to changes in the relative mix of product deliveries, as occurred in the first quarter of 1996 compared to the first quarter of 1995.

Research and product development expenses increased to $53.1 million, or 17% of revenue, for the three month period ended March 31, 1996 compared to $46.9 million, or 15% of revenue, for the three month period ended March 31, 1995. The growth in research and development expenses reflects increased costs related to the Company's on-going development of new products and enhancements to existing products across all strategic product lines. Selling, general and administrative expenses increased $9.7 million in the first three months of 1996 to $55.8 million or 18% of revenue from 14% for the same period in 1995. This expense growth included expanded





                                Page 11 0f 20
international selling activities and higher legal costs. The Company is actively pursuing claims related to its intellectual property rights and, as this litigation progresses, legal expenses may continue to increase. See "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

DSC Communications A/S incurred an operating loss in the first quarter of 1996 due primarily to the delayed introduction of a new generation of optical transmission equipment. While it is anticipated that this development will be completed and product deliveries will begin over the next several months, future near-term profitability of the Company's Denmark subsidiary is dependent upon the successful completion and market acceptance of these products.

Both interest expense and interest income have increased in the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995 due primarily to the $225 million loan entered into in April 1995 which bears interest at 9%. The majority of the proceeds from this loan have been invested in short-term investments. Interest expense has also increased as a result of borrowings under several foreign subsidiary borrowing arrangements entered into during the second half of 1995.

The Company's estimated effective income tax rate was 38% for the three month period ended March 31, 1996 compared to 35% for the same period in 1995. This increase in the effective income tax rate is due primarily to the full utilization of net operating loss and tax credit carryforwards in 1995 and an expected increase in foreign taxes in 1996. See "Income Tax Expense" in Notes to Condensed Consolidated Financial Statements for further information.

The Company has certain forward exchange contracts which were entered into based upon anticipated future business transactions. Although these forward contracts totaled only $2.9 million at March 31, 1996, future earnings could be affected by the Company's practice of entering into these types of forwards as forward contracts related to anticipated transactions are marked-to-market each period.

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





                                Page 12 0f 20

Financial Condition and Liquidity

The Company's cash and cash equivalents at March 31, 1996 were $228.4 million compared to $258.6 million at December 31, 1995, and marketable securities were $303.2 million at March 31, 1996 compared to $310.7 million at December 31, 1995.

Cash used for operating activities of $4.5 million was primarily the result of lower earnings, increased inventories to support existing customer backlog and expected additional customer requirements, and a reduction in current payables.

Investing activities during the three months ended March 31, 1996 included additions to property and equipment of $33.9 million. The Company's expected future domestic and international business growth will require additional capital expenditures. The timing and extent of additional capital requirements are dependent on future business growth. However, the Company anticipates that capital expenditures for 1996 could be in the range of approximately $150 million.

Two of the Company's foreign subsidiaries have several short-term credit arrangements providing for borrowings up to $106.0 million, of which $92.2 were outstanding at March 31, 1996. These arrangements are being used to fund facilities expansion and working capital requirements and are repayable in various foreign currencies. The Company expects to refinance approximately $50 million of the amount outstanding under these agreements with a long-term facility during the next several months.

As discussed in "Credit Agreements and Short-Term Borrowings" in Notes to Condensed Consolidated Financial Statements, the Company replaced its existing domestic credit facility with a new, unsecured $160.0 million revolving credit agreement in early May 1996. No borrowings were outstanding under the credit facilities existing at March 31, 1996. Outstanding letters of credit, which totaled $30.2 million at March 31, 1996, reduce the amount of available borrowings.

The Company is party to certain litigation, as disclosed in "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position.

The Company believes that its existing cash and marketable securities and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations, and debt payments. In order to be competitive in the future, the Company believes that it will become increasingly necessary to offer financing





                                Page 13 0f 20
alternatives to both domestic and international customers. To the extent such financing becomes significant, additional borrowings could become necessary.





                                Page 14 0f 20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

On January 26, 1994, C.L. Grimes, a stockholder of the Company, filed a derivative suit in Delaware Chancery Court, purportedly on behalf of the Company as the real party in interest and as a stockholder of the Company, seeking a declaration that the Employment Agreement of James L. Donald, his Executive Income Continuation Plan, and the 1990 Long- Term Incentive Compensation Plan as it applies to Mr. Donald and all other benefits of Mr. Donald, including previously granted Company stock options, are null and void. The defendants in the suit are Mr. Donald, all current non-employee directors, and two former directors of the Company. The Company itself is a nominal defendant. The plaintiff contends that Mr. Donald's employment contract contains an improper delegation of Board of Directors' authority to Mr. Donald and excess payments. The suit also contends that the salary and benefits established for Mr. Donald pursuant to the Donald agreements referred to above and approved by the Company's Board of Directors are excessive and constitute a diversion and waste of corporate assets. The suit seeks an injunction restraining Mr. Donald from exercising any stock options, taking any action to implement any of the Donald agreements, or declaring a constructive termination of his employment, and also seeks unspecified damages against the defendants and Grimes' legal fees. On June 1, 1994, the plaintiff filed an amended complaint in which he restated his existing claims and added a new claim contending that the Company's 1994 proxy statement was misleading in its description of the 1994 Long-Term Incentive Compensation Plan ("LTIP"). On this new claim, the plaintiff seeks a decree that the 1994 proxy statement insofar as it relates to the 1994 LTIP and the actions taken pursuant to the proxy statement with respect to the 1994 LTIP are null and void, and seeks to enjoin the Company from implementing the 1994 LTIP.

On June 15, 1994, all defendants filed motions to dismiss all of the plaintiff's claims, with the exception of the claim relating to the Company's 1994 proxy statement. On January 11, 1995, the Delaware Chancery Court granted defendants' motions to dismiss. The plaintiff later filed a motion seeking entry of a final judgment of dismissal so that he would be free to pursue an immediate appeal of the Court's decision. In response, the Court directed entry of a final judgment and certified the dismissed claims for appellate review. On March 6, 1995, the plaintiff filed an appeal of the dismissed claims to the Delaware Supreme Court. On April 11, 1996, the Delaware Supreme Court affirmed the Chancery Court's previous decision and found in favor of the Company. The plaintiff has the option to seek further discretionary review by the United States Supreme Court.





                                Page 15 0f 20

The Company is also party to other routine legal proceedings incidental to its business.

The Company does not believe the ultimate resolution of the above litigation will have a material adverse effect on its consolidated financial position.





                                Page 16 0f 20

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1996 Annual Meeting of Stockholders was held on April 25, 1996. The following matters were voted on by the stockholders:

1. Election of three Class III Directors. James L. Donald, Robert S. Folsom, and James M. Nolan were elected to the Board of Directors as Class III Directors for terms extending through the 1999 Annual Meeting of Stockholders. The vote was 95,173,628 shares in favor of James L. Donald, with 4,787,411 votes withheld, 95,261,676 shares in favor of Robert S. Folsom, with 4,699,363 votes withheld and 95,186,089 shares in favor of James N. Nolan, with 4,774,950 shares withheld.

2. Approval of an increase of 6,000,000 shares of Common Stock subject to the DSC Communications Corporation 1993 Employee Stock Option and Securities Award Plan. Under the terms of the 1993 Employee Stock Option and Securities Award Plan, as amended, the Company may grant Plan Awards with respect to an aggregate of 4,000,000 shares of Common Stock. On October 30, 1995, the Company's Board of Directors and Compensation Committee amended the 1993 Plan to add an additional 6,000,000 shares of Common Stock to the 1993 Plan, subject to stockholder approval. At the 1996 Annual Meeting of Stockholders, the Company's stockholders approved the increase in the shares. The vote was 65,267,863 shares in favor, 13,874,456 shares against, 392,268 shares abstaining and 20,426,452 broker non-votes.

3. Approval of amendments to the DSC Communications Corporation 1993 Employee Stock Option and Securities Award Plan. Subject to stockholder approval, the Company's Board of Directors and Compensation Committee approved certain amendments to the 1993 Employee Stock Option and Securities Award Plan. The 1993 Plan, as amended, is set forth in its entirety in Exhibit A to the Company's Definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders. At the 1996 Annual Meeting of Stockholders, the Company's stockholders approved the amendments. The vote was 85,945,279 shares in favor, 9,668,223 shares against, 471,800 shares abstaining and 3,875,737 broker non-votes.

4. Approval of an amendment to the DSC Communications Corporation 1994 Long-Term Incentive Compensation Plan. Subject to stockholder approval, the Company's Compensation Committee amended the 1994 Long-Term Incentive Compensation Plan (the "1994 LTIP") to provide that no individual may receive in excess of 140,000 units during the duration of the 1994 LTIP.





                                Page 17 0f 20

     The 1994 LTIP previously provided that no individual could receive in excess of 100,000 units during the duration of the 1994 LTIP. At the 1996 Annual Meeting of Stockholders, the Company's stockholders approved the amendment. The vote was 81,075,299 shares in favor, 14,517,437 shares against, 490,766 shares abstaining and 3,877,537 broker non-votes.

5. Approval of the DSC Communications Corporation Annual Incentive Bonus Plan. Subject to stockholder approval, the Company's Compensation Committee adopted the DSC Communications Corporation Annual Incentive Bonus Plan (the "Bonus Plan") and the performance goals established therein. The Bonus Plan is set for the in its entirety in Exhibit B to the Company's Definitive Proxy Statement filed in connection with the 1996 Annual Meeting of Stockholders. At the 1996 Annual Meeting of Stockholders, the Company's stockholders approved the Bonus Plan. The vote was 89,410,613 shares in favor, 6,203,458 shares against, 471,231 shares abstaining and 3,875,737 broker non-votes.





                                Page 18 0f 20

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         10.1 Multicurrency Credit Agreement, Dated as of May 8, 1996, Among the Company and Certain of its Subsidiaries and Certain Lenders Providing for Unsecured Revolving Credit.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended March 31, 1996.





                                Page 19 0f 20

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DSC COMMUNICATIONS CORPORATION



Dated: May 15, 1996                     By:  /s/ Kenneth R. Vines
                                             --------------------
                                             Kenneth R. Vines
                                             Vice President, Finance,
                                             duly authorized officer
                                             and principal accounting
                                             officer





                                Page 20 0f 20

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
- -------          -----------

10.1 Multicurrency Credit Agreement, Dated as of May 8, 1996, Among the Company and Certain of its Subsidiaries and Certain Lenders Providing for Unsecured Revolving Credit.

11.              Computation of Income Per Share.

27.              Financial Data Schedule (for EDGAR filing purposes only).