Form 10-Q
period 1996-06-30
DSC COMMUNICATIONS CORP
filed 1996-08-14
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------
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

                            Yes        No
                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Number of Shares Outstanding
     Title of Each Class                                as of July 31, 1996
- ------------------------------                      ----------------------------
Common Stock, $.01 Par Value                                116,592,095

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            June 30,              December 31,
                                                              1996                    1995
                                                           -----------            ------------
                                                           (Unaudited)
                          Assets
- --------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents.............................   $   166,167            $    258,565
  Marketable securities.................................       296,428                 310,699
  Receivables...........................................       287,741                 277,006
  Inventories...........................................       348,369                 303,962
  Other current assets..................................        91,984                  70,315
                                                           -----------            ------------
       Total current assets.............................     1,190,689               1,220,547
                                                           -----------            ------------
PROPERTY AND EQUIPMENT, at cost.........................       720,494                 675,725
  Less: accumulated depreciation
   and amortization.....................................      (323,635)               (305,203)
                                                           -----------            ------------
                                                               396,859                 370,522
                                                           -----------            ------------
LONG-TERM RECEIVABLES...................................        40,505                  17,557
CAPITALIZED SOFTWARE DEVELOPMENT COSTS..................        49,064                  43,821
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET..............................       150,518                 155,102
OTHER...................................................        58,967                  57,726
                                                           -----------            ------------
           Total assets.................................   $ 1,886,602            $  1,865,275
                                                           ===========            ============

             Liabilities and Shareholders' Equity
- --------------------------------------------------------

CURRENT LIABILITIES
  Short-term debt.......................................   $    18,392            $     83,438
  Accounts payable......................................       111,623                 115,137
  Accrued liabilities...................................       234,815                 249,909
  Current portion of long-term debt.....................        33,062                  33,098
                                                           -----------            ------------
       Total current liabilities........................       397,892                 481,582
                                                           -----------            ------------
LONG-TERM DEBT, net of current portion..................       275,163                 210,441
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES..................................        52,693                  49,173

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   121,093 in 1996 and 120,591 in 1995;
   outstanding -  116,104 in 1996 and
   115,602 in 1995......................................         1,211                   1,206
  Additional capital....................................       709,198                 703,448
  Unrealized gains (losses) on securities,
   net of income taxes..................................          (796)                    391
  Accumulated translation adjustment....................         3,824                   4,404
  Retained earnings ....................................       490,528                 457,741
                                                           -----------            ------------
                                                             1,203,965               1,167,190
  Treasury stock, at cost, 4,989 shares.................       (43,111)                (43,111)
                                                           -----------            ------------
       Total shareholders' equity.......................     1,160,854               1,124,079
                                                           -----------            ------------
           Total liabilities and
             shareholders' equity.......................   $ 1,886,602            $  1,865,275
                                                           ===========            ============




   See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                       -------------------------       --------------------------
                                                         1996             1995            1996            1995
                                                       ---------       ---------       ---------        ---------
Revenue..............................................  $ 356,431       $ 360,011       $ 664,328        $ 678,008
Cost of revenue......................................    209,412         182,285         387,843          341,612
                                                       ---------       ---------       ---------        ---------
  Gross profit.......................................    147,019         177,726         276,485          336,396
                                                       ---------       ---------       ---------        ---------
Operating costs and expenses:
  Research and product development...................     52,474          47,946         105,619           94,885
  Selling, general and administrative................     57,723          50,726         113,502           96,827
  Other operating costs..............................      2,464           2,257           5,046            4,412
                                                       ---------       ---------       ---------        ---------
    Total operating costs and expenses...............    112,661         100,929         224,167          196,124
                                                       ---------       ---------       ---------        ---------
  Operating income ..................................     34,358          76,797          52,318          140,272

Interest income......................................      6,225           7,473          13,251           11,392
Interest expense.....................................     (6,206)         (4,296)        (13,292)          (5,327)
Other income (expense), net..........................        (84)            (44)            605           (1,921)
                                                       ---------       ---------       ---------        ---------
    Income before income taxes.......................     34,293          79,930          52,882          144,416
Income taxes.........................................     13,031          27,975          20,095           50,545
                                                       ---------       ---------       ---------        ---------
    Net income ......................................  $  21,262       $  51,955       $  32,787        $  93,871
                                                       =========       =========       =========        =========
Income per share.....................................  $    0.18       $    0.44       $    0.28        $    0.80
                                                       =========       =========       =========        =========
Average shares used in
  per share computation..............................    118,493         118,085         118,442          117,930





   See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                  1996              1995
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................      $    32,787      $    93,871
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization.......................           44,517           36,529
      Amortization of capitalized software
         development costs................................           12,828            9,088
  Increase in current and long-term receivables...........          (33,082)          (2,573)
  Increase in inventories.................................          (44,407)         (55,777)
  Other, including changes in current
    payables and other current assets.....................          (39,727)          42,599
  Increase in noncurrent income taxes
    and other liabilities.................................            3,520           21,861
                                                                -----------      -----------
          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES............................          (23,564)         145,598
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.....................          (68,160)         (76,860)
  Additions to capitalized software
    development costs.....................................          (18,071)         (11,732)
  Purchases of marketable securities......................         (883,919)        (348,982)
  Proceeds from sales and maturities of marketable
    securities............................................          898,209          298,673
  Other...................................................              943           (2,749)
                                                                -----------      -----------
          NET CASH USED FOR
          INVESTING ACTIVITIES............................          (70,998)        (141,650)
                                                                -----------      -----------


                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)



                                                                     Six Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                  1996              1995
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt..................           28,627          (20,441)
  Borrowings under long-term debt arrangements............               --          225,000
  Payments on long-term debt arrangements.................          (29,763)         (26,859)
  Proceeds from the sale of common stock
      under stock programs................................            2,888            8,475
  Other...................................................              412             (218)
                                                                -----------      -----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES.................................            2,164          185,957
                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..........................................          (92,398)         189,905
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........          258,565           52,942
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................      $   166,167      $   242,847
                                                                ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...........................................      $    11,674      $       807
                                                                ===========      ===========
  Income taxes paid.......................................      $    48,228      $    27,320
                                                                ===========      ===========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  June 30, 1996 and 1995 and December 31, 1995
                                  (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                      June 30,        December 31,
                                                                        1996             1995
                                                                      ---------       ------------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . . .   $ 152,546        $ 137,002
      Work in Process   . . . . . . . . . . . . . . . . . . . . . .      27,164           20,015
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . . .     168,659          146,945
                                                                      ---------        ---------
                                                                      $ 348,369        $ 303,962
                                                                      =========        =========

CREDIT AGREEMENTS AND DEBT

At December 31, 1995, the Company had a domestic credit facility with two banks providing for borrowings up to $50.0 million, reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company.

In May 1996, the Company entered into a five-year, unsecured $160.0 million revolving credit facility with several banks. This new facility, which replaced the existing domestic credit facility, provides for borrowings and issuances of letters of credit in multiple currencies. Borrowings under the new facility bear interest at various borrowing rates, including the prime rate or 0.25% to 0.70% above the LIBOR rate. A commitment fee of 0.10% to 0.225% on the daily average unused portion of the facility is also assessed. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at June 30, 1996 totaled $30.9 million at June 30, 1996, including $28.3 million issued to support various foreign subsidiary credit arrangements. This new facility contains various financial covenants.

In July 1996, approximately $93.7 million of $112.1 million in short-term borrowings outstanding at June 30, 1996 were replaced with two unsecured term loans, a $51.1 million loan maturing over five years and a $42.6 million loan maturing over fifteen years. The new term loans have been classified as part of long-term debt at June 30, 1996. The loans are denominated in Danish Kroner and have adjustable interest rates based on market interest rates in Denmark. The interest rates were initially established at 4.5% to 5.0%. Interest payments are required quarterly with principal payments beginning in the fourth year the loans are outstanding. These new loans contain various financial covenant requirements.

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

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of certain receivables and operating leases which were sold in 1995 on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at June 30, 1996. The Company also has guarantees of $33.1 million outstanding at June 30, 1996 supporting bid and performance bonds to customers and others, of which $2.6 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At June 30, 1996, the Company had forward foreign exchange contracts of $51.7 million outstanding.

Litigation

On July 20, 1993, the Company filed suit against Advanced Fibre Communications ("AFC"), a California corporation; Quadrium Corporation ("Quadrium"), a California corporation; and two individuals. AFC filed various counterclaims against the Company. On June 24, 1996, the parties reached an agreement to settle all claims. As part of the settlement, the Company received $3 million and 719,424 shares of AFC common stock at the end of June 1996. In addition, in late July 1996 AFC made an early payment of approximately $7.0 million originally scheduled to be received over the next five years for the remaining amounts due under the settlement. This amount will be recorded in the Company's third quarter 1996 Consolidated Financial Statements, net of the applicable expenses.

On April 10, 1995, the Company filed a lawsuit against Next Level Communications ("NLC") and two former Company employees, alleging breach of contract and the misuse of Company trade secrets. The Company is seeking an injunction prohibiting NLC and the former employees from continued use of Company trade secrets and opportunities. On March 28, 1996, the Company received a favorable jury verdict in the amount of $369.2 million in damages. On April 10, 1996, the court issued an injunction against NLC prohibiting the transfer of the Company's trade secrets or disclosure of such trade secrets, except in the ordinary course of business. On June 11, 1996, the court entered a judgement reducing the jury verdict in the Company's favor to $137.7 million. The Company and NLC have both appealed the judgement and oral arguments are scheduled for September 1996.

On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T Corporation ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging the use of monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. The Company is seeking to compel AT&T and Lucent to open up the interfaces to the central office switch so that any manufacturer will have the ability to compete with applications, software, features, and services, and will more rapidly deliver to its customers the enhanced functionality that they have come to expect. In July 1996, AT&T brought a counterclaim against the Company alleging a "false advertising" claim under the Lanham Act.

The Company is also party to other routine legal proceedings incidental to its business.

The Company does not believe the ultimate resolution of the above litigation will have a material adverse effect on its consolidated financial position.

COMMON STOCK

At the April 25, 1996 Annual Shareholders' Meeting, the shareholders approved certain amendments to and an increase of 6 million shares of common stock subject to the DSC Communications Corporation 1993 Employee Stock Option and Securities Award Plan.

STOCK RIGHTS

On April 25, 1996, the Board of Directors declared a dividend of one preferred stock purchase right on each outstanding share of the Company's common stock. The dividend was paid on May 22, 1996 to shareholders of record on that date, the same date the existing stock rights expired. The rights become exercisable only on the close of business ten days following a public announcement that a person or group has acquired 15% or more of the outstanding shares of common stock of the Company or a public announcement or commencement of a tender offer or exchange offer which would result in the offeror's acquiring 15% or more of the outstanding shares of common stock of the Company. Once exercisable, each right would entitle a holder to buy 1/1000 of a share of the Company's Series B Junior Participating Preferred Stock at an exercise price of $175.00. The Company may redeem the rights, which expire on April 25, 2006, for $0.01 per right prior to the rights becoming exercisable.

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

Results of Operations

For the three months ended June 30, 1996, the Company reported revenue of $356.4 million and net income of $21.3 million, or $0.18 per share, compared to revenue of $360.0 million and net income of $52.0 million, or $0.44 per share, for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company reported revenue of $664.3 million and net income of $32.8 million, or $0.28 per share, compared to revenue of $678.0 million and net income of $93.9 million, or $0.80 per share, for the six months ended June 30, 1995.

Although the revenue level for the second quarter and first half of 1996 was comparable to the same periods in 1995, the 1996 revenue amounts included a higher volume of access product shipments and a lower level of switching product revenue. The product mix shift to lower gross margin content products resulted in gross profit as a percentage of revenue declining to 41% and 42% for the second quarter and six months ended June 30, 1996, respectively, compared to 49% and 50% in the same periods of 1995. As experienced in the 1996 periods, the Company's gross margin percentage in future periods could vary significantly due to changes in the relative mix of product deliveries and software content.

Research and product development expense in the second quarter of 1996 was $52.5 million, or 15% of revenue, compared to $47.9 million, or 13% of revenue, in the second quarter of 1995. Research and product development expense for the first half of 1996 and 1995 was $105.6 million, or 16% of revenue, and $94.9 million, or 14% of revenue, respectively. The growth in research and development expense reflects the Company's on-going development of new products and enhancements to existing products across all strategic product lines.

Selling, general and administrative expense was $57.7 million and $113.5 million in the second quarter of 1996 and the six months ended June 30, 1996, respectively, compared to $50.7 million and $96.8 million, respectively, for the same periods of 1995. As a percentage of revenue, selling, general and administrative expense was 16% for the second quarter of 1996 and 17% for the first half of 1996 as compared to 14% for both the second quarter and first six months of 1995. This expense growth resulted primarily from expanded international selling activities and higher legal costs. The Company is actively pursuing claims related to its intellectual property rights and, as this litigation progresses, legal expenses may continue to increase. See "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

DSC Communications A/S incurred an operating loss in the second quarter and first half of 1996 due primarily to the delayed introduction of a new generation of optical transmission equipment. While initial deliveries of certain new products began during the second quarter, future near-term profitability of the Company's Denmark subsidiary is dependent upon the successful completion and market acceptance of these products.

Interest expense has increased in the quarter and six month period ended June 30, 1996 compared to the same periods of 1995 due primarily to the $225 million loan entered into in April 1995 which bears interest at 9%. Interest expense has also increased as a result of borrowings under several foreign subsidiary borrowing arrangements entered into during the second half of 1995.

The Company's estimated effective income tax rate was 38% for the six month period ended June 30, 1996 compared to 35% for the same period in 1995. This increase in the effective income tax rate is due primarily to the full utilization of net operating loss and tax credit carryforwards in 1995 and an expected increase in foreign taxes in 1996. See "Income Tax Expense" in Notes to Condensed Consolidated Financial Statements for further information.

The Company has certain forward exchange contracts which were entered into based upon anticipated future business transactions. Although these forward contracts totaled only $5.3 million at June 30, 1996, future earnings could be affected by the Company's practice of entering into these types of forwards as forward contracts related to anticipated transactions are marked-to-market each period.

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

Financial Condition and Liquidity

The Company's cash and cash equivalents at June 30, 1996 were $166.2 million compared to $258.6 million at December 31, 1995, and marketable securities were $296.4 million at June 30, 1996 compared to $310.7 million at December 31, 1995.

The Company used cash for operating activities of $23.6 million as receivables and inventories growth and a reduction of non-debt current liabilities (including $48.2 million of domestic and foreign income tax payments) exceeded earnings before depreciation and amortization. Receivables were higher by $33.1 million in 1996 which included long-term receivables growth of $22.9 million as the Company continued to offer financing alternatives to customers. The $44.4 million growth in inventories is to support existing customer backlog and expected additional customer requirements.

Investing activities during the six months ended June 30, 1996 included additions to property and equipment of $68.2 million. The Company's expected future domestic and international business growth will require additional capital expenditures. The timing and extent of additional capital requirements are dependent on future business growth. However, the Company anticipates that capital expenditures for 1996 could be in the range of approximately $150 million.

In April 1996, the Company made its first annual scheduled principal payment of $28.1 million on the $225 million loan obtained during the second quarter of 1995.

In July 1996, the Company replaced approximately $93.7 million of the $112.1 million of the amounts outstanding at June 30, 1996 under short-term credit agreements with two unsecured, long-term loans. See "Credit Agreements and Debt" in Notes to Condensed Consolidated Financial Statements for further information.

As discussed in "Credit Agreements and Debt" in Notes to Condensed Consolidated Financial Statements, the Company replaced its existing domestic credit facility with a new, unsecured $160.0 million revolving credit agreement in early May 1996. No borrowings were outstanding under this new credit facility at June 30, 1996. Outstanding letters of credit, which totaled $30.9 million at June 30, 1996, reduce the amount of available borrowings.

The Company is party to certain litigation, as disclosed in "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position.

The Company believes that its existing cash and marketable securities and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations, and debt payments. In order to be competitive in the future, the Company believes that it will become increasingly necessary to offer financing alternatives to both domestic and international customers. To the extent such financing becomes significant, additional borrowings could become necessary.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         10.1 Promissory Note for 250 million Danish Kroner dated July 23, 1996 to Den Danske Bank

         10.2 Line Letter for 250 million Danish Kroner dated July 23, 1996 issued by Den Danske Bank

         10.3 Promissory Note for 300 million Danish Kroner dated July 23, 1996 to Den Danske Bank

         10.4 Line Letter for 300 million Danish Kroner dated July 23, 1996 issued by Den Danske Bank

         10.5    Guaranty dated July 23, 1996

         10.6    Subordination Agreement dated July 23, 1996

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         Form 8-K, dated April 25, 1996

                 Item 5. Other Events - Declaration of Preferred Share Purchase Right Dividend

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DSC COMMUNICATIONS CORPORATION



Dated: August 14, 1996                  By:  /s/ Kenneth R. Vines
                                             --------------------
                                             Kenneth R. Vines
                                             Vice President, Finance,
                                             duly authorized officer
                                             and principal accounting
                                             officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.1            Promissory Note for 250 million Danish Kroner dated July 23,
                 1996 to Den Danske Bank

 10.2 Line Letter for 250 million Danish Kroner dated July 23, 1996 issued by Den Danske Bank

 10.3            Promissory Note for 300 million Danish Kroner dated July 23,
                 1996 to Den Danske Bank

 10.4 Line Letter for 300 million Danish Kroner dated July 23, 1996 issued by Den Danske Bank

 10.5            Guaranty dated July 23, 1996

 10.6            Subordination Agreement dated July 23, 1996

 11.             Computation of Income Per Share.

 27.             Financial Data Schedule (for EDGAR filing purposes only).