Form 10-Q
period 1996-09-30
DSC COMMUNICATIONS CORP
filed 1996-11-14
CIK 316004

                                  FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                  OF 1934

              For the quarterly period ended September 30, 1996

                                     OR


[ ]                TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to __________
Commission File Number: 0-10018
                       --------

                       DSC COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           54-1025763
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


         1000 Coit Road, Plano, Texas                             75075
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



                                (972) 519-3000
              --------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                               -----       ------

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

                            Yes          No
                               -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                 Number of Shares Outstanding
    Title of Each Class                             as of October 31, 1996
----------------------------                     -------------------------------
Common Stock, $.01 Par Value                               117,244,100

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                              September 30,          December 31,
                                                                                 1996                    1995
                                                                              ------------           -----------
                                                                              (Unaudited)
        Assets
---------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents..........................................        $    133,654          $    258,565
  Marketable securities..............................................             286,803               310,699
  Receivables........................................................             337,559               277,006
  Inventories........................................................             329,169               303,962
  Deferred tax asset.................................................              76,516                27,202
  Other current assets...............................................              60,381                43,113
                                                                             ------------          ------------
       Total current assets..........................................           1,224,082             1,220,547
                                                                             ------------          ------------
PROPERTY AND EQUIPMENT, at cost......................................             740,650               675,725
  Less accumulated depreciation
   and amortization..................................................            (341,852)             (305,203)
                                                                             ------------          ------------
                                                                                  398,798               370,522
                                                                             ------------          ------------
LONG-TERM RECEIVABLES................................................              32,327                17,557
CAPITALIZED SOFTWARE DEVELOPMENT COSTS...............................              48,297                43,821
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET...........................................             148,256               155,102
OTHER................................................................              70,859                57,726
                                                                             ------------          ------------
           Total assets..............................................        $  1,922,619          $  1,865,275
                                                                             ============          ============
  Liabilities and Shareholders' Equity
--------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt....................................................        $     39,446          $     83,438
  Accounts payable...................................................             120,522               115,137
  Accrued liabilities................................................             255,071               220,679
  Income taxes payable...............................................               5,328                29,230
  Current portion of long-term debt..................................              32,937                33,098
                                                                             ------------          ------------
       Total current liabilities.....................................             453,304               481,582
                                                                             ------------          ------------
LONG-TERM DEBT, net of current portion...............................             276,036               210,441
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES...............................................              75,890                49,173

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, issued -
   122,218 in 1996 and 120,591 in 1995;
   outstanding - 117,229 in 1996 and
   115,602 in 1995...................................................               1,222                 1,206
  Additional capital.................................................             722,052               703,448
  Unrealized gains (losses) on securities,
   net of income taxes...............................................                (509)                  391
  Accumulated translation adjustment.................................               5,097                 4,404
  Retained earnings .................................................             432,638               457,741
                                                                             ------------          ------------
                                                                                1,160,500             1,167,190

  Treasury stock, at cost, 4,989 shares..............................             (43,111)              (43,111)
                                                                             ------------          ------------
     Total shareholders' equity......................................           1,117,389             1,124,079
           Total liabilities and                                             ------------          ------------
             shareholders' equity....................................        $  1,922,619          $  1,865,275
                                                                             ============          ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                    ----------------------------     -------------------------------
                                                          1996            1995           1996              1995
                                                    -------------     ----------     -----------        ------------
Revenue......................................       $     326,003     $  370,119     $   990,331        $  1,048,127
Cost of revenue
  Special charges related to inventories
    and associated assets....................              82,500             --          82,500                  --
  Other......................................             215,046        195,713         602,889             537,325
                                                    -------------     ----------     -----------        ------------
   Total cost of revenue.....................             297,546        195,713         685,389             537,325
                                                    -------------     ----------     -----------        ------------
  Gross profit...............................              28,457        174,406         304,942             510,802
                                                    -------------     ----------     -----------        ------------
Operating costs and expenses:
  Research and product development...........              49,705         47,597         155,324             142,482
  Selling, general and administrative........              57,927         52,552         171,429             149,379
  Special charges for excess facilities
    and equipment............................              13,500             --          13,500                  --
  Other operating costs......................               2,464          2,320           7,510               6,732
                                                    -------------     ----------     -----------        ------------
    Total operating costs and expenses.......             123,596        102,469         347,763             298,593
                                                    -------------     ----------     -----------        ------------
  Operating income (loss)....................             (95,139)        71,937         (42,821)            212,209

Interest income..............................               5,658          7,845          18,909              19,237
Interest expense.............................              (6,514)        (6,278)        (19,806)            (11,605)
Other income (expense), net..................               2,624            177           3,229              (1,744)
                                                    -------------     ----------     -----------        ------------
    Income (loss) before income taxes........             (93,371)        73,681         (40,489)            218,097
Income taxes.................................             (35,481)        24,314         (15,386)             74,859
                                                    -------------     ----------     -----------        ------------
    Net income (loss)........................       $     (57,890)    $   49,367     $   (25,103)       $    143,238
                                                    =============     ==========     ===========        ============
Income (loss) per share......................       $       (0.49)    $     0.42     $     (0.22)       $       1.21
                                                    =============     ==========     ===========        ============

Average shares used in computation...........             116,964        118,668         116,269             117,946


See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ---------------------------
                                                                                        1996             1995
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................................................ $  (25,103)      $  143,238
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Special charges..............................................................     96,000               --
      Depreciation and amortization................................................     68,884           58,288
      Amortization of capitalized software
         development costs.........................................................     18,641           15,144
      Deferred income taxes........................................................    (59,471)              --
  Increase in current and
     long-term receivables.........................................................    (74,722)         (59,596)
  Increase in inventories..........................................................    (81,307)         (90,807)
  Other, including changes in current
    payables and other current assets..............................................    (21,928)          57,640
  Increase in noncurrent income taxes
    and other liabilities..........................................................     26,717           40,478
                                                                                    ----------       ----------
          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES.....................................................    (52,289)         164,385
                                                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment..............................................    (96,181)        (116,416)
  Additions to capitalized software
    development costs..............................................................    (28,117)         (18,772)
  Purchases of marketable securities............................................... (1,069,760)        (670,757)
  Proceeds from sales and maturities of
    marketable securities..........................................................  1,094,814          593,429
  Other............................................................................     (6,729)          (3,362)
                                                                                    ----------       ----------
          NET CASH USED FOR
          INVESTING ACTIVITIES.....................................................   (105,973)        (215,878)
                                                                                    ----------       ----------


                                  (Continued)

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Continued)
                                (In thousands)
                                 (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt...........................................      (43,992)           2,304
  Borrowings under long-term debt arrangements.....................................       95,709          241,081
  Payments on long-term debt arrangements..........................................      (30,275)         (28,976)
  Proceeds from the sale of common stock
      under stock programs.........................................................       12,351           19,637
  Other............................................................................         (442)            (701)
                                                                                      ----------       ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES..........................................................       33,351          233,345
                                                                                      ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS...................................................................     (124,911)         181,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................      258,565           52,942
                                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $  133,654       $  234,794
                                                                                      ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid....................................................................   $   12,249       $    1,124
                                                                                      ==========       ==========
  Income taxes paid................................................................   $   54,376       $   53,202
                                                                                      ==========       ==========



See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               September 30, 1996 and 1995 and December 31, 1995
                                  (Unaudited)


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

Certain prior year's financial statement information has been reclassified to conform to current year financial statement presentation.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995.

SPECIAL CHARGES

During the third quarter of 1996, the Company reassessed the business prospects of certain of its newer products. Management concluded that the longer-term outlook for these products was favorable, but forecasted business levels in the near-term would not sustain the carrying value of certain assets. As a result, the Company recorded special charges of $96.0 million, including $82.5 million (cost of revenue) related primarily to provisions for excess and obsolete inventories, deferred development costs, and associated assets. Additionally, $13.5 million was included in operating expenses for provisions for excess equipment and facilities.

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                    September 30,    December 31,
                                                                        1996             1995
                                                                    -------------    ------------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . .    $   124,456      $  137,002
      Work in Process   . . . . . . . . . . . . . . . . . . . . .         26,371          20,015
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . .        178,342         146,945
                                                                     -----------      ----------
                                                                     $   329,169      $  303,962
                                                                     ===========      ==========

CREDIT AGREEMENTS AND DEBT

At December 31, 1995, the Company had a domestic credit facility with two banks providing for borrowings up to $50.0 million, reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company.

In May 1996, the Company entered into a five-year, unsecured $160.0 million revolving credit facility with several banks. This new facility, which replaced the existing domestic credit facility, provides for borrowings and issuances of letters of credit in multiple currencies. Borrowings under the new facility bear interest at various borrowing rates, including the prime rate or 0.25% to 0.70% above the LIBOR rate. A commitment fee of 0.10% to 0.225% on the daily average unused portion of the facility is also assessed. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at September 30, 1996 totaled $30.8 million, including $29.1 million issued to support various foreign subsidiary credit agreements. This facility contains various financial covenants.

In July 1996, approximately $95.7 million of short-term borrowings were replaced with two unsecured loans, a $52.2 million loan maturing over five years and a $43.5 million loan maturing over fifteen years. The term loans are denominated in Danish Kroner and have adjustable interest rates based on market interest rates in Denmark. The interest rates on these loans at September 30, 1996 were 4.5% to 5.0%. Interest payments are required quarterly with principal payments beginning in the fourth year the loans are outstanding. These loans contain various financial covenant requirements.

The Company's short-term borrowings include foreign subsidiary borrowings with local banks, of which $39.4 million were outstanding at September 30, 1996.

INCOME TAXES

The Company provided an income tax benefit of $15.4 million for the first nine months of 1996 using a 38% effective tax rate. The income tax benefit and related deferred tax asset were recorded based on the Company's operating history as well as a current assessment that the Company will generate taxable earnings in the future.

The Company's income taxes include federal, foreign and state (including Puerto
Rico) income taxes. The effective tax rate is based upon estimates for the full year for a number of estimates including, among other things, forecasted operating results in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables are finalized at the end of the year.

OTHER INCOME (EXPENSE), NET

In the second and third quarter of 1996, the Company received approximately $10 million of proceeds related to the settlement of certain litigation. Approximately $3.0 million was recorded in the second quarter of 1996 with the remainder recorded during the third quarter of 1996. Other Income (Expense), Net also included the litigation expenses and applicable costs associated with this litigation. See "Litigation" under "Commitment and Contingencies" for further information.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and operating leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of certain receivables and operating leases which were sold in 1995 on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at September 30, 1996. The Company also has guarantees of $27.7 million outstanding at September 30, 1996 supporting bid and performance bonds to customers and others, of which $1.7 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts for both firm commitments and anticipated transactions of sales and purchases which are denominated in foreign currencies. At

September 30, 1996, the Company had forward foreign exchange contracts of $51.5 million outstanding.

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

On April 10, 1995, the Company filed a lawsuit against Next Level Communications ("NLC") and two former Company employees, alleging breach of contract and the misuse of Company trade secrets. The Company is seeking an injunction prohibiting NLC and the former employees from continued use of Company trade secrets and opportunities. On March 28, 1996, the Company received a favorable jury verdict in the amount of $369.2 million in damages. On April 10, 1996, the court issued an injunction against NLC prohibiting the transfer of the Company's trade secrets or disclosure of such trade secrets, except in the ordinary course of business. On June 11, 1996, the court entered a judgment reducing the jury verdict in the Company's favor to $137.7 million. The Company and NLC both appealed the judgment and oral arguments were held on September 30, 1996. An opinion from the Fifth Circuit Court is expected within the next several months.

On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T Corporation ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging the use of monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. The Company is seeking to compel AT&T and Lucent to open up the interfaces to the central office switch so that any manufacturer will have the ability to compete with applications, software, features, and services, and will more rapidly deliver to its customers the enhanced functionality that they have come to expect. In July 1996, Lucent brought a counterclaim against the Company alleging a "false advertising" claim under the Lanham Act.

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

Results of Operations

For the three months ended September 30, 1996, the Company recorded revenue of $326.0 million and a net loss of $57.9 million, or $0.49 per share, which included special charges totaling $96.0 million as discussed in "Special Charges" in Notes to Condensed Consolidated Financial Statements. Excluding the effects of the special charges, the Company would have recorded net income for the quarter totaling $1.6 million, or $0.01 per share. Revenue was $370.1 million and net income was $49.4 million, or $0.42 per share, for the same period of 1995. For the nine months ended September 30, 1996, the Company recorded revenue of $990.3 million and a net loss of $25.1 million, or $0.22 per share, which included the $96.0 million of special charges noted above.
For the nine months ended September 30, 1995, the Company recorded revenue of $1,048.1 million and net income of $143.2 million, or $1.21 per share. The Company's net income excluding the effects of the special charges would have been $34.4 million, or $0.29 per share, for the nine months ended September 30, 1996.

The decline in revenue during the 1996 third quarter from the comparable period of 1995 resulted primarily from reduced deliveries of several of the Company's primary products, including switching and transmission equipment and optical access systems. The revenue decline for the nine months ended September 30, 1996 compared to the same period of 1995 was the result of reduced deliveries of the Company's switching equipment and slower European transmission business experienced in the first half of 1996, offset partially by increased deliveries of the Company's access products. The Company believes that sales of its more mature products were negatively impacted by pending FCC rulemaking procedures, associated court challenges of the recent telecom legislation and by mergers and consolidations among the Company's customer base. The Company could continue to experience delays in customer purchasing decisions until the uncertainties created by these items are resolved.

As further discussed in "Special Charges" in Notes to Condensed Consolidated Financial Statements, non-cash special charges of $96.0 million were provided in the third quarter of 1996. The special charges related primarily to a reduction in the carrying value of certain assets for several newer products, Airspan(TM), Litespan(R)-120 and iMTN(R). Although not currently anticipated, delays in development or customer acceptance of products developed in the future could result in adjustments to carrying values of any assets associated with such new products.

Gross profit as a percentage of revenue excluding the effects of the special charges was 34% and 39% for the third quarter and nine months ended September 30, 1996, respectively, compared to 47% and 49% in the same periods of 1995. The decreases in gross profit as a percentage of revenue were primarily the result of a shift in the mix of products sold and lower than anticipated business volumes. As experienced in the 1996 periods, the Company's gross margin percentage in future periods could vary significantly due to changes in the relative mix of product deliveries and software content.

Research and product development expense in the third quarter of 1996 was $49.7 million, or 15% of revenue, compared to $47.6 million, or 13% of revenue, for the third quarter of 1995. Research and product development expense for the first nine months of 1996 and 1995 was $155.3 million, or 16% of revenue, and $142.5 million, or 14% of revenue. The Company continues to make a substantial investment in research and development to maintain the Company's on-going development of new products and enhancements to existing products across all strategic product areas.

Selling, general and administrative expense was $57.9 million and $171.4 million in the third quarter and first nine months of 1996, respectively, compared to $52.6 million and $149.4 million, for the comparable periods of 1995. This expense growth resulted primarily from increased international selling activities and higher legal costs. As a percentage of revenue, selling, general and administrative expense was 18% for the third quarter of 1996 and 17% for the first nine months of 1996 compared to 14% for both the third quarter and first nine months of 1995. The Company is actively pursuing claims related to its intellectual property rights and, as this litigation progresses, legal expenses may continue to increase. See "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

DSC Communications A/S, the Company's Denmark subsidiary, incurred an operating loss in the third quarter and first nine months of 1996 due primarily to the delayed introduction of a new generation of optical transmission equipment. While deliveries of certain of these new products have begun, future near-term profitability of DSC Communications A/S is dependent upon the successful completion and market acceptance of these products.

Interest expense for the first nine months of 1996 increased compared to the same period of 1995 due primarily to the $225 million loan entered into in April 1995 which bears interest at 9%. Interest expense has also increased as a result of borrowings under several foreign subsidiary borrowing arrangements.

Included in Other Income (Expense), Net in 1996 are amounts received related to the settlement of certain litigation. See "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for information on the Company's income taxes during 1996.

The Company has certain forward exchange contracts which were entered into
based upon anticipated future business transactions.   Although these forward
contracts totaled only $2.5 million at September 30, 1996, future earnings could be affected by the Company's practice of entering into these types of forwards as forward contracts related to anticipated transactions are marked-to-market each period.

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

Financial Condition and Liquidity

The Company's cash and cash equivalents at September 30, 1996 were $133.7 million compared to $258.6 million at December 31, 1995 while marketable securities were $286.8 million at September 30, 1996 compared to $310.7 million at December 31, 1995.

The Company used $52.3 million of cash for operating activities during the first nine months of 1996. Receivables and inventories growth exceeded cash generated from earnings before depreciation, amortization, deferred income taxes and non-cash special charges. Receivables growth of $74.7 million was due primarily to longer payment terms and payment cycles in the international marketplace, a higher level of customer financing in the domestic marketplace and a larger percentage of product shipments occurring in the later portion of the quarter limiting current quarter collections. Inventories growth, net of the special charges, of $25.2 million was due primarily from the lower than anticipated customer orders for third quarter shipments.

Investing activities during the nine months ended September 30, 1996 included additions to property and equipment of $96.2 million. The Company's domestic and international operations will require additional capital expenditures, but the timing and extent of these additional capital requirements will be dependent upon future business growth. It is anticipated that 1996 capital requirements could be in the range of $130 million.

In April 1996, the Company made its first annual scheduled principal payment of $28.1 million on the $225 million loan obtained during the second quarter of 1995.

In July 1996, the Company replaced approximately $95.7 million of the amounts outstanding under short-term credit agreements with two unsecured loans. See "Credit Agreements and Debt" in Notes to Condensed Consolidated Financial Statements for further information.

As discussed in "Credit Agreements and Debt" in Notes to Condensed Consolidated Financial Statements, the Company replaced its existing domestic credit facility with an unsecured $160.0 million revolving credit agreement in early May 1996. No borrowings were outstanding under this new credit facility at September 30, 1996. Outstanding letters of credit, which totaled $30.8 million at September 30, 1996, reduce the amount of available borrowings.

The Company's debt agreements contain various financial covenants including, among others, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth. Although not anticipated, should future operating performance remain at the third quarter 1996 level before the special charges, waivers or amendments to loan agreements could be necessary to maintain compliance with the covenant provisions of the agreements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         10.1    First Amendment (effective September 27, 1996) to the
                 250 million Danish Kroner and the 300 million Danish Kroner Promissory Notes to Den Danske Bank, Guaranty and Subordination Agreement dated July 23, 1996.

         10.2 First Amendment (effective September 27, 1996) to Multicurrency Credit Agreement dated May 8, 1996.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only)

B.       Reports on Form 8-K.


No reports on Form 8-K have been filed during the three months ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSC COMMUNICATIONS CORPORATION



Dated: November 14, 1996                       By:  /s/ Kenneth R. Vines
                                                    --------------------
                                                       Kenneth R. Vines
                                                       Vice President, Finance,
                                                       duly authorized officer
                                                       and principal accounting
                                                       officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.1         -  First Amendment (effective September 27, 1996) to the 250 million Danish Kroner and the 300 million Danish Kroner
                  Promissory Notes to Den Danske Bank, Guaranty and
                  Subordination Agreement dated July 23, 1996.

  10.2         -  First Amendment (effective September 27, 1996) to
                  Multicurrency Credit Agreement dated May 8, 1996.

  11.          -  Computation of Income Per Share

  27.          -  Financial Data Schedule (for EDGAR filing purposes only)