Form 10-K405
period 1996-12-31
DSC COMMUNICATIONS CORP
filed 1997-03-31
CIK 316004

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ___________________

                                   FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 0-10018
                              ____________________

                         DSC COMMUNICATIONS CORPORATION
               (Exact Name of Registrant as Specified in Charter)

               DELAWARE                               54-1025763
     (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)          Identification No.)

            1000 COIT ROAD
             PLANO, TEXAS                                75075
     (Address of principal executive office)           (Zip Code)

      Registrant's telephone number, including area code:  (972) 519-3000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1997, 117,338,563 shares of DSC Communications Corporation Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $2,393,362,373. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive proxy material for the 1997 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this report.

     Certain portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Item 1 of Part I, Items 6, 7, and 8 of Part II, and Item 14 of Part IV of this report.

                         DSC COMMUNICATIONS CORPORATION

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     DSC Communications Corporation was incorporated under the laws of the State of Delaware in 1976. As used herein, the term "Company" refers to DSC Communications Corporation and, unless the context clearly indicates otherwise, all of its subsidiaries. The Company's executive offices are located at 1000 Coit Road, Plano, Texas 75075. Its telephone number is
(972) 519-3000.

     The Company designs, develops, manufactures, and markets digital switching, access, transport, and private network system products for the worldwide telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to support a wide range of voice, data, and video services. The Company offers a comprehensive product line including digital switching systems, intelligent network products, cellular switching systems, digital loop carrier products, digital cross-connect products, and optical transmission systems and related advanced network management systems. The Company develops such systems to meet American and international telecommunications standards, and the specific requirements of the operating companies of the Regional Holding Companies ("RHCs"), independent telephone companies, long-distance carriers, private networks, and companies operating public and private communications networks in other countries.

     The Company acquired NKT Elektronik A/S (subsequently renamed DSC Communications A/S), a Copenhagen, Denmark-based manufacturer of optical transmission equipment, for approximately

$149 million in cash in November, 1994. The operating results of DSC Communications A/S are reported as part of the Company's Transport Systems Group.

     The Company supplies products to a domestic and international customer base, including local exchange telephone companies, long-distance carriers, cellular telephone companies, international telephone companies, various Fortune 1000 companies, and utility companies. Its domestic customers include the RHCs and most major domestic independent telephone and long-distance companies, including MCI Communications Corporation, U.S. Sprint Communications Company L.P., GTE Communications Systems
Corporation, and LDDS/WorldCom, Inc. (formerly LDDS Communications, Inc.).
The Company is also a major manufacturer of high-capacity cellular switches for Motorola, Inc. ("Motorola"), a leading supplier of wireless communication systems throughout the world. International customers include DDI Corporation ("DDI") of Japan, Tele Danmark, Deutsche Telekom in Germany, Mercury Communications, Ltd., a subsidiary of Cable & Wireless PLC in the United Kingdom, British Telecommunications PLC, Telefonos de Mexico, S.A. de C.V., and AAP Communications, Pty. Ltd. of Australia.


PRODUCTS

     The percentage of consolidated revenue from the Company's product groups was as follows:


                                           Year Ended December 31,
                                            1996    1995    1994
                                            ------  ------  ------

              Switch systems                 42%     48%    52%
              Access systems                 33%     28%    27%
              Transport systems              23%     23%    19%


     SWITCH SYSTEMS. The Company develops, manufactures and markets advanced switching and intelligent network systems for the worldwide telecommunications marketplace. These systems connect and route calls and provide the application intelligence for intelligent network management and signaling for wireline and wireless networks, long distance switching, and switching for the support of high-speed communications such as data, image and video. The Company's primary switching and intelligent network products include the INfusion Intelligent Network Product family, as well as tandem and cellular switching equipment.

          THE INfusion (TM) PRODUCT LINE. The Company's INfusion family of intelligent network products covers the full range of intelligent network ("IN") functionality including signaling, service creation and management and service delivery. To minimize development time and allow rapid introduction of IN services, the Company also provides a variety of pre-packaged wireline and wireless applications. With this compatible family of IN products, wireline and wireless service providers can significantly reduce the time required to introduce new services into the network and can cost-effectively evolve to a large-scale service implementation.

          The INfusion product family includes the INfusion SCE, SMS, SCP, ISP and STP. The INfusion SCE (Service Creation Environment), a platform providing the capability to create services from a library of reusable components, is used to develop and test Intelligent Network services and their supporting logic. The INfusion SMS (Service Management System) provides the tools to deploy, provision, and activate SCE-created IN services. The INfusion SCP (Service Control Point) and SCP/m are scaleable, fault-tolerant service delivery platforms that execute SCE-created services. Designed to allow multiple services on a single platform, the INfusion SCP and SCP/m support a variety of database-related IN services such as number translation, calling card validation, virtual private network and Home Location Register. Another service delivery platform, the INfusion ISP (Intelligent Service Peripheral) executes SCE-created services that require the exchange of information with the caller (i.e., PIN input, voice-activated dialing) as well as database look-up (SCP functions).

          The INfusion STP (Signal Transfer Point) is a network signaling hub that provides access to CCS7 common channel signaling networks and routing of signaling messages between network nodes and other networks. Supporting both SS7 and C7 signaling protocols, the Company's INfusion STPs are installed in cellular, long distance and local networks throughout the world.

          The Company also offers a variety of pre-packaged applications such as Home Location Register and Short Message Service for wireless networks, Enhanced 800, Enhanced Routing, and Calling Card and Debit Card authorization. Providing immediate service deployment in their "off-the-shelf" state, these SCE-created services can also be customized by the service provider for specific customers or markets.

          TANDEM SWITCHES. As a telephone network becomes increasingly complex, the number of switching locations grows to a point where it is not economical to connect every switching point directly to every other switching point. Intermediate switching points served by a tandem (or transit) switch solve this problem. The Company offers a complete line of modular tandem switches that not only fulfill the intermediate switching function but also provide flexible dialing plans, service access codes, and customized screening, translation and routing. The tandem product family also works with the INfusion ISP to provide intelligent network services. The Company's DEX 600 tandem switching systems are a family of high capacity, modular tandem switches for the North American market supporting from 10,000 to 120,000 traffic carrying ports. The Company's international customer base continues to grow with the increasing demand for tandem switching in foreign countries. Supporting both T1 and E1 trunk interfaces, the 600GT is a full featured gateway/transit switch for deployment in international long distance, wireless and private networks.

          WIRELESS SWITCHES. Since 1984, the Company has provided switching platforms to Motorola which, when augmented with a variety of I/O peripherals and co-developed mobility management software, produces wireless switching systems, currently in service in 37 countries worldwide for both cellular and PCS applications. These applications currently include both analog and digital modes of operation. The Company's wireless switch platforms, DSC DEX200C and DSC DEX600C, utilize the same proven common control elements which are integral to the Company's overall switching products family, including the large installed base of tandem switching systems.

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

          The ATM-based technology is expected to be incorporated into the Company's switching, access and transport products.

     The Company's primary competitors in the switching and intelligent network markets are Northern Telecom Ltd. ("Nortel"), Tandem Computers, Inc., Lucent Technologies, Inc. ("Lucent") and AB Telefon LM Ericsson ("Ericsson").

     ACCESS PRODUCTS. The Company designs, manufactures and markets equipment for the local loop, that portion of the public telecommunications network which extends from the local telephone company's central office switch to the individual home or business user. The demand for access equipment has been strong in recent years due primarily to the deployment of fiber optics in many of the networks served by the major service providers in the United States. The Company believes that software-based access products which support fiber optic communications will continue to experience growth in demand and accordingly, has developed a line of access products to serve telecommunications service carriers in the United States and abroad.

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

          LITESPAN(R)-120. The Company has evolved the Litespan system to address access applications in international markets. The
     Litespan-120 is a flexible access multiplexer that may be deployed as a loop carrier or primary mux, using copper, fiber or radio feeders and offers benefits such as integral fiber optic interfaces, software control and support of a wide range of telephony services in a compact, cost effective package. Deliveries of Litespan-120 began during late 1995. Network deployments are taking place in Latin America and Eastern Europe. There is also additional field testing under way.

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

     Companion products from the Company's access products portfolio include Starspan(R), which extends the capabilities of the Litespan-2000 to the customer's premises; and Metrospan(R), which is used as a broadband transport system within a campus-type setting or a metropolitan communications network.

     New access product offerings in 1996 included the OC-12 Transport system which provides delivery of very high rate services such as DS3 and OC3 to end users.

     The Company's primary competitors in the access market are Lucent, Nortel and Fujitsu, Ltd.

     TRANSPORT SYSTEMS. Transport equipment includes a vast array of products that carry signals throughout the telecommunications network. The Company's transport product portfolio consists of digital cross-connects, high-capacity fiber optic add/drop and terminal multiplexers, access multiplexers, and network management systems that route voice, video, and data traffic efficiently through the network. The Company's products are used by telephone companies, cellular service providers, and large private or governmental networks to add efficiency, lower costs, improve network resiliency, and enhance the quality of their services.

          DIGITAL CROSS-CONNECTS. The Company's digital cross-connect family, comprised of the DEXCS, DEX ECS1 and DEX ECS3 models, has enabled telephone companies to make their central offices and long distance facilities more efficient and less labor-intensive.

          iDCS (TM) (Integrated Digital Cross-connect System). iDCS addresses the smaller size transmission requirements for management of voice and data circuits in the telecommunications network. This product also meets the domestic requirements of SONET and international specifications of SDH. iDCS provides optical and electrical interfaces to other telephone company equipment and economically manages the circuit traffic through the network.

          microDX(TM). The microDX offers sophisticated cross-connect features to sites of varying size and remoteness. For example, with the Company's microDX, cell sites, wireless hubs, and private networks can inexpensively incorporate high-end cross-connect features. microDX supports small-capacity applications that require DSO-level add/drop multiplexing, as well as RF fingerprinting fraud control interconnect, Cellular Digital Packet Data, and Rural Service Area cellular hubbing.

          iMTN(R) (Integrated Multi-Rate Transport Node). iMTN provides routing, distribution, and management throughout the network. The iMTN provides for the public telecommunications network's evolution to transmission equipment which meets the North American SONET and international Synchronous Digital Hierarchy ("SDH") fiber optic standards. Early applications of iMTN include network video broadcast and high-volume voice/data transfer. The iMTN has been deployed both domestically and internationally.

          LINE TRANSMISSION. The Company's line transmission equipment, which was acquired as part of the acquisition of DSC Communications A/S at the end of 1994, includes the FOCUS 2 to 140 and 2 to 150 multiplexers and line terminals for access networks, and the FOCUS 620 to 2500 terminal multiplexers and regenerators for high-capacity trunk transmission systems. These products incorporate plesiochronous digital hierarchy ("PDH") systems, representing the established embedded base of transmission technology, and SDH systems, representing new emerging transmission technology analogous to SONET in the North American market. During the latter part of 1996, the Company began deliveries of the AC1 add/drop and terminal SDH multiplexer. Deliveries of AC4, the next of a new generation of SDH products, should commence in 1997. These products will bring enhanced features such as add-drop mux and cross-connect capability to the Company's SDH product line, resulting in a comprehensive and economical next-generation product offering for the rapidly growing worldwide SDH transmission market.

     The Company also develops, manufactures, and markets a variety of digital transmission products such as echo cancelers and transcoders, as well as various customer premises products.

     The Company's primary competitors in the digital cross-connect market are Lucent, Alcatel Network Systems ("Alcatel") and Tellabs, Inc. The primary competitors in the line transmission equipment market are Alcatel, Ericsson and Siemens AG.

REGULATION

     The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission ("FCC") and the various state Public Utility Commissions ("PUCs") and Public Service Commissions, regulate most of the Company's domestic customers. In addition, the RHCs are restricted by the terms of the Modified Final Judgment which resulted from the court-ordered divestiture of the RHCs by AT&T Corporation, which prohibited the RHCs from manufacturing telecommunications equipment and providing interexchange or long-distance services. In early 1996, the Telecommunications Act of 1996 (the "1996 Legislation") was passed. The 1996 Legislation contains provisions that permit the RHCs, subject to satisfying certain conditions, to manufacture telecommunications equipment. One or more RHCs may decide to manufacture telecommunications equipment, to design and provide telecommunications software, or to form alliances with other manufacturers. Any of these developments could result in increased competition for the Company and reduce the RHCs' purchases from the Company. The 1996 Legislation also permits local exchange telephone companies, long-distance carriers, cable television companies and electric utility companies to compete with each other to provide local and long-distance telephone and video services. The Company believes that the 1996 Legislation should increase the demand for systems, software and services as network operators respond to the changing competitive environment by constructing new or enhancing existing networks.

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

INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

     The information required for this section is set forth in the "International Operations and Major Customers" footnote on page 38 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference. Customers which accounted for at least 10% of the Company's consolidated revenue in 1996 included Motorola, MCI, and Ameritech.


BACKLOG

     The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $811 million and $688 million on December 31, 1996 and December 31, 1995, respectively. Approximately $189 million of orders included in the December 31, 1996 backlog are scheduled for delivery after December 31, 1997. However, all orders are subject to possible rescheduling by customers. While the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.


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

     The Company's research and product development costs charged to expense were $210.1 million, $189.8 million, and $127.3 million for the years ended December 31, 1996, 1995, and 1994, respectively. Additionally, approximately $37.0 million, $26.8 million, and $24.6 million of software development costs were capitalized in the Consolidated Balance Sheets in 1996, 1995, and 1994, respectively.


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


EMPLOYEES

     As of December 31, 1996, the Company had a total of 6,367 employees.

ITEM 2.  PROPERTIES

     The Company's principal facilities are in the following locations:


                            Approximate Square
                                 Footage
                         ----------------------
       Location            Owned       Leased             Description
-----------------------  ----------  ----------  ------------------------------
Plano, Texas              1,295,000     497,000  Corporate offices;
                                                 administration; engineering,
                                                 research and development;
                                                 manufacturing and assembly;
                                                 customer service and support;
                                                 and warehousing.

Copenhagen, Denmark         223,000      38,000  Administration; engineering,
                                                 research and development;
                                                 manufacturing and assembly;
                                                 and warehousing.

Aguadilla, Puerto Rico           --     164,000  Manufacturing and assembly.

Petaluma, California             --     131,000  Engineering, research and
                                                 development; and assembly.

Feltham and Ashford,             --      87,000  Engineering, research and
England                                          development; customer sales
                                                 and service; and warehousing.

San Jose, Costa Rica             --      59,000  Manufacturing and assembly.

Drogheda, Ireland                --     122,000  Manufacturing and assembly;
                                                 engineering, research and
                                                 development; and warehousing.


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


ITEM 3.  LEGAL PROCEEDINGS

     On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T Corporation ("AT&T") and Lucent alleging the use of monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. In July 1996, Lucent brought a counterclaim against the Company alleging a "false advertising" claim under the Lanham Act. On February 18, 1997, the Company and Bell Atlantic settled their claims against AT&T. The Company, Bell Atlantic and Lucent settled all claims against each other on March 13, 1997. In conjunction with these settlements, Bell Atlantic agreed to purchase a significant amount of product from the Company over a five year period beginning in 1998. The agreement requires a minimum annual purchase level substantially above the amount purchased by Bell Atlantic from the Company in 1996 which totaled approximately $120 million.

     On June 11, 1996, a federal court entered a $137.7 million judgment in the Company's favor and against Next Level Corporation ("Next Level") and two former Company employees. The Company had filed suit in 1995 alleging theft of trade secrets and diversion of corporate opportunities. On February 28, 1997, the Fifth Circuit of Appeals upheld the judgment. Both Next Level and the Company are appealing to an En Banc panel of judges in the Fifth Circuit. The defendants are enjoined from disclosing the Company's trade secrets until the judgment is satisfied.

     In August 1996, the Company filed suit against Samsung Information Systems America, Inc., Samsung Electronics Co., Ltd. and several former employees of the Company (collectively the "Defendants") alleging claims for breach of contract, theft of trade secrets, unfair competition and tortious interference with contract and prospective contractual relations related to the Company's development of a next generation switching system. The Company is seeking unspecified damages. The Company is also seeking an injunction against the Defendants to prevent them from using the Company's trade secrets. In late December 1996, the Defendants filed a counterclaim against the Company, alleging claims for declaratory judgment, wrongful injunction, tortious interference with actual and prospective contractual relations, misappropriation of trade secrets, unfair competition, exclusion from telephony switch market, civil conspiracy, fraud and negligent misrepresentation, breach of fiduciary or confidential relationship, defamation and intentional infliction of emotional distress. These allegations arise primarily out of the filing and prosecution of the Company's suit against the Defendants.

     In October 1996, the Company filed suit against Pulse Communications, Inc. ("Pulsecom") alleging contributory copyright infringement and misappropriation of trade secrets relating to the manufacture and sale of a POTS line card advertised as compatible with the Company's Litespan-2000 system. The Company is seeking damages and an injunction barring further infringement of the Company's intellectual property rights by Pulsecom and its agents. Pulsecom has filed a counterclaim alleging that the Universal Voice Grade line card manufactured by the Company for the Litespan-2000 system infringes a patent assigned to Pulsecom.

     On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), alleging that DGI misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. The Company seeks damages and permanent injunctive relief. DGI brought counterclaims for damages and injunctive and declaratory relief for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion, and unfair competition, based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition, and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The case was tried in January 1997 and the jury returned a verdict. The Court sealed the verdict and postponed entering a judgment pending the outcome of additional mediation.

     The Company is also party to other routine legal proceedings incidental to its business.

     The Company does not believe the ultimate resolution of the above litigation will have a material adverse effect on its consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company. As of March 3, 1997, the executive officers of the Company are as follows:


     NAME             AGE     PRESENT POSITION(S) WITH COMPANY
     ----             ---     --------------------------------

Allen R. Adams        47      Senior Vice President

Wylie D. Basham       58      Group Vice President

John W. Bischoff      48      Vice President

James L. Donald       65      Chairman of the Board,
                              President, and Chief Executive
                              Officer

David L. Hinshaw      55      Group Vice President

Douglas K. Jacobs     53      Vice President

Gerald F. Montry      58      Senior Vice President, Chief
                              Financial Officer, and Director

Michael J. Myers      50      Group Vice President

George M. Simpson     42      Vice President

Philip A. Wilkinson   49      Senior Vice President

     Allen R. Adams joined the Company in 1979, as Director of Hardware and Systems Development. Since 1979, Mr. Adams has held a variety of project and design engineering positions. In May 1996 he was appointed Senior Vice President, Corporate Strategic Planning and Business Development. In February 1997, Mr. Adams was named Senior Vice President, iMTN Systems/Corporate Strategic Planning and Business Development.
Mr. Adams assumed the added responsibility for the Company's iMTN operations, overseeing the design and development of the iMTN transmission system.

     Wylie D. Basham joined the Company in February 1983 as Vice President, Quality and Reliability Assurance. In March 1993 he was appointed Vice President, Subassembly Operations, and in June of that year given the added responsibility for the Access Product Division. In August 1996, Mr. Basham was named Group Vice President, Switch Systems, with responsibility for the Company's switch, intelligent networking and ATM product activity.

     John W. Bischoff joined the Company in August 1989 as Vice President, Quality and Reliability Assurance. Mr. Bischoff has responsibility for overseeing the Company's total corporate quality program, including the quality and reliability of software and hardware.

     James L. Donald became President and a Director of the Company in March 1981. He was elected Chief Executive Officer in August 1981. Mr. Donald was elected Chairman of the Company's Board of Directors in 1989.

     David L. Hinshaw joined the Company in May 1995 as Vice President, Switch Products. Mr. Hinshaw was appointed Vice President, Transport and Access Systems Group in October 1996, and currently serves as Group Vice President, Access Systems. Mr. Hinshaw has the responsibility for the development and marketing of the Company's access product line.

     Douglas K. Jacobs joined the Company in July 1990 as Vice President, RHC sales, with responsibility for managing the RHC sales force. Mr. Jacobs was appointed Vice president, Switch Products Domestic Marketing in October 1991 and in January 1995 assumed the added responsibility of switch products international marketing. Previously Mr. Jacobs served as Executive Vice President and Chief Operating Officer for DSC Communications A/S, the Company's optical transmission business. In January 1997, Mr. Jacobs was appointed Vice President, North American Sales and Global Customer Services.

     Gerald F. Montry joined the Company in 1986 as Senior Vice President and Chief Financial Officer. In 1989, Mr. Montry was elected to the Company's Board of Directors.

     Michael J. Myers joined the Company in January 1989 as Vice President, Finance for the International Division. He served as Vice President, Finance for the Switch Systems Group from November 1991 until February 1997 when he was appointed Group Vice President, Transport Systems. Mr. Myers has the responsibility for the development and marketing of the Company's transport products.

     George M. Simpson joined the Company in December 1982. He has served in several management positions for the Company including a five-year assignment as general manager of the Company's operations in Puerto Rico. In January 1997, Mr. Simpson was appointed Vice President, Operations with responsibility for the development and execution of the Company's global manufacturing strategy in support of customer requirements and the Company's global business objectives.

     Philip A. Wilkinson joined the Company in 1995 as Senior Vice President to lead the Transport Systems Group. In February 1997, Mr. Wilkinson was appointed Senior Vice President, International Sales/Network Management Systems. In addition to being responsible for all international sales activities, Mr. Wilkinson oversees the network management systems.


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

     The following were the high and low closing prices of the Company's stock per the NASDAQ National Market:


          1996:              High         Low
          ----               ----         ---
          4th Quarter      $23 1/8      $12 7/8
          3rd Quarter       32 3/4       25 1/8
          2nd Quarter       35 1/4       24 3/8
          1st Quarter       37 1/8       22 7/8

          1995:              High         Low
          ----               ----         ---
          4th Quarter      $58 3/4      $31
          3rd Quarter       63           45 5/8
          2nd Quarter       46 1/2       31 3/4
          1st Quarter       39           31 5/8


     The Company has not paid or declared any cash dividends on the common stock since its organization. The closing price of the Company's common stock on March 3, 1997, was $20 5/8 per share. As of December 31, 1996, there were 5,242 shareholders of record of the Company's common stock.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is set forth on page 19 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth in the text on pages 20 through 23 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages 24 through 40 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference from the information set forth on page 1 of the definitive proxy statement of the Company, filed in connection with its 1997 Annual Meeting of Stockholders on page 1 under the heading "ELECTION OF DIRECTORS", and on page 18 of such definitive proxy material under the heading "DIRECTORS CONTINUING IN OFFICE". The information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 20 of the definitive proxy statement of the Company, filed in connection with its 1997 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information set forth under the headings "EXECUTIVE COMPENSATION" on pages 10 through 17, and "Compensation of Directors" and "Non-Employee Directors Stock Option Plan" on page 19 of the definitive proxy statement of the Company, filed in connection with its 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated by reference from the information set forth under the heading

"SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page
20 of the definitive proxy statement of the Company, filed in connection with the 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information set forth under the headings "Compensation of Directors" on page 19 of the definitive proxy statement of the Company, filed in connection with the 1997 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
     FORM 8-K

(a) The following is a list of the consolidated financial statements and the financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference.

        1.   Financial Statements:

             As of December 31, 1996 and 1995:  Consolidated Balance Sheets

             For  the Years Ended December 31, 1996, 1995, and 1994:

             -    Consolidated Statements of Operations
             -    Consolidated Statements of Cash Flows
             -    Consolidated Statements of Changes
                  in Shareholders' Equity

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

        2.   Financial Statement Schedule:

             For  the Years Ended December 31, 1996, 1995, and 1994:

             -    Schedule II - Valuation and Qualifying Accounts

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.


     3. Exhibits:

                  3.1  Certificate of Amendment of
                       Certificate of Incorporation of the Company dated April 27, 1994 (9)

                  3.2  Certificate of Correction of
                       Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 8, 1995
                       (9)

                  3.3  Certificate of Amendment of
                       Restated Certificate of Incorporation of the Company dated June 8, 1995 (9)

                  3.4  Amended and Restated By-laws of
                       the Company (15)

                  4.3  Rights Agreement, Dated as of
                       April 25, 1996, Between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent (12)

                  4.4  Form of Letter to the Company's
                       Stockholders, Dated May 8, 1996, Relating
                      to the Adoption of the Rights Agreement
                      Described in Exhibit 4.3 (12)

                10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990 (4)

                10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald (4)

                10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald (4)

                10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982 (1)

                10.5 The Company's Amended and Restated 1984 Employee Stock Option Plan (3)

                10.6 The Company's Amended and Restated 1988 Employee Stock Option Plan (3)

                10.7 The Company's 1993 Employee Stock Option and Securities Award Plan (5)

                10.8 The Company's 1993 Non-Employee Directors Stock Option Plan (5)

                10.9 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers (7)

                10.10 Schedule to Form of Amended and Restated Severance
                      Compensation Agreement Between the Company and Certain of its Officers (10)

                10.11 The Company's Restoration Plan, Dated July 1, 1988 (2)

                10.12 Form of Indemnification Agreement Between the Company and
                      its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and Texas Commerce Bank, N.A., as Trustee (3)

                10.13 The 1990 Optilink Stock Option and Cash Payment Plan,
                      Dated May 15, 1990 (4)

                10.14 The Company's 1994 Long-Term Incentive Compensation Plan,
                      Effective as of January 1, 1994 (6)

                10.15 DSC Communications Corporation Executive Deferred Income
                      Plan (7)

                10.16 Note Purchase Agreement Between the Company and Certain
                      Financial Institutions, dated April 15, 1995 (8)

                10.17 Consulting Agreement Between the Company and Clement M.
                      Brown, Jr., Dated January 23, 1986 (10)

                10.18 Consulting Agreement Between the Company and Sir John
                      Fairclough, Dated December 31, 1992 (10)

                10.19 Consulting Agreement Between the Company and Frank J.
                      Cummiskey, Dated May 1, 1993 (10)

                10.20 Multicurrency Credit Agreement, Dated as of May 8, 1996,
                      Among the Company and Certain of its Subsidiaries and Certain Lenders Providing for Unsecured Revolving Credit
                      (11)

                10.21 Promissory Note for 250 Million Danish Kroner dated July
                      23, 1996 to Den Danske Bank (13)

                10.22 Line Letter for 250 Million Danish Kroner dated July 23,
                      1996 issued by Den Danske Bank (13)

                10.23 Promissory Note for 300 Million Danish Kroner dated July
                      23, 1996 to Den Danske Bank (13)

                10.24 Line Letter for 300 Million Danish Kroner dated July 23,
                      1996 issued by Den Danske Bank (13)

                10.25 Guaranty dated July 23, 1996 (13)

                10.26 Subordination Agreement dated July 23, 1996 (13)

                10.27 First Amendment (Effective September 27, 1996) to the 250
                      Million Danish Kroner and the 300 Million Danish Kroner Promissory Notes to Den Danske Bank, Guaranty and Subordination Agreement dated July 23, 1996 (14)

                10.28 First Amendment (Effective September 27, 1996) to
                      Multicurrency Credit Agreement Dated May 8, 1996 (14)

                10.29 Form of Severance Compensation Agreement Between the
                      Company and Certain of its Officers (15)

                10.30 Schedule to Form of Severance Compensation Agreement
                      Between the Company and Certain of its Officers (15)

                11.1  Statement re: Computation of Per Share Earnings (15)

                13.1 1996 Annual Report to Shareholders (for EDGAR filing purposes only)

                21.1  Subsidiaries of the Registrant (15)

                23.1  Consent of Ernst & Young LLP (15)

                27.1  Financial Data Schedule (for EDGAR filing purposes only)


MANAGEMENT CONTRACTS OR COMPENSATORY PLANS AND ARRANGEMENTS

     The following above-described exhibits are management contracts or compensatory plans and arrangements: 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990; 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald; 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald; 10.4 Management Consulting Agreement Among the Company, Nolan Consulting, Inc., and James M. Nolan, Dated March 15, 1982; 10.5 The Company's Amended and Restated 1984 Employee Stock Option Plan; 10.6 The Company's Amended and Restated 1988 Employee Stock Option Plan; 10.7 The Company's 1993 Employee Stock Option and Securities Award Plan; 10.8 The Company's 1993 Non-Employee Directors Stock Option Plan; 10.9 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its

Officers; 10.10 Schedule to Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers; 10.11 The Company's Restoration Plan, Dated July 1, 1988; 10.12 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and Texas Commerce Bank, N.A., as Trustee; 10.14 The Company's 1994 Long-Term Incentive Compensation Plan, Effective as of January 1, 1994; 10.15 DSC Communications Corporation Executive Deferred Income Plan; 10.17 Consulting Agreement Between the Company and Clement M. Brown, Jr., Dated January 23, 1986; 10.18 Consulting Agreement Between the Company and Sir John Fairclough, Dated December 31, 1992;
10.19 Consulting Agreement Between the Company and Frank J. Cummiskey, Dated May 1, 1993; 10.29 Form of Severance Compensation Agreement Between the Company and Certain of its Officers; 10.30 Schedule to Form of Severance Compensation Agreement Between the Company and Certain of its Officers.


(b) Reports on Form 8-K:

     None

-----------------------------------------------------------------

     (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1981

     (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988

     (3) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1990 Annual Meeting of Stockholders

     (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990

     (5) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1993 Annual Meeting of Stockholders

     (6) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1994 Annual Meeting of Stockholders

     (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994

     (8)  Incorporated by reference from the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1995

      (9) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-61423, filed with the Securities and Exchange Commission on July 31, 1995

     (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

     (12) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 9, 1996

     (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

     (14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

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

                                        DSC COMMUNICATIONS CORPORATION
                                                (Registrant)

                                        /s/  JAMES L. DONALD
                                        --------------------------------------
                                             James L. Donald,
                                             Chairman of the Board, President,
                                             Chief Executive Officer, and
                                             Director
March 31, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                      Date
     -------------------                                      ----
/s/ JAMES L. DONALD                                     March 31, 1997
-------------------------------
James L. Donald, Chairman
of the Board, President, Chief
Executive Officer, and Director
(Principal Executive Officer)


/s/ FRANK J. CUMMISKEY                                  March 31, 1997
-------------------------------
Frank J. Cummiskey
Director


/s/ SIR JOHN FAIRCLOUGH                                 March 31, 1997
-------------------------------
Sir John Fairclough
Director


/s/ RAYMOND J. DEMPSEY                                  March 31, 1997
-------------------------------
Raymond J. Dempsey
Director


/s/ JAMES L. FISCHER                                    March 31, 1997
-------------------------------
James L. Fischer
Director


/s/ ROBERT S. FOLSOM                                    March 31, 1997
-------------------------------
Robert S. Folsom
Director


/s/ GERALD F. MONTRY                                    March 31, 1997
-------------------------------
Gerald F. Montry, Senior Vice
President, Chief Financial
Officer, and Director
(Principal Financial Officer)

     Signature and Title                                      Date
     -------------------                                      ----
/s/ MORTON L. TOPFER                                     March 31, 1997
-------------------------------
Morton L. Topfer
Director


/s/ KENNETH R. VINES                                     March 31, 1997
-------------------------------
Kenneth R. Vines
Vice President, Finance
(Principal Accounting Officer)


                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In Thousands)


                                                              Additions
                                                     -----------------------------
                                     Balance at                         Charged                Deductions           Balance at
                                     Beginning       Charged to         to Other                 from                 End of
           Receivables               of Period         Income           Accounts               Reserves               Period
           -----------               ---------       ---------        ------------            -----------           -----------
Year Ended December 31, 1996         $   6,904      $    1,381        $      660   (1)        $   1,883   (2)        $   7,062
Year Ended December 31, 1995             4,012           1,233             4,077   (1)            2,418   (2)            6,904
Year Ended December 31, 1994             3,609           1,222             1,275   (1)            2,094   (2)            4,012


(1) Both 1995 and 1994 amounts include amounts related to the acquisition of DSC Communications A/S. Additionally, the 1996 and 1994 amounts include a transfer from a customer related reserve, which was included in "Accrued Liabilities", to "Allowance for Doubtful Accounts".

(2)  Includes accounts written off, net of collections.

                                 EXHIBIT INDEX

Exhibit                          Description
-------                          -----------
 3.4                    Amended and Restated Bylaws of the Company

10.29                   Form of Severance Compensation Agreement

10.30                   Schedule to Form of Severance Compensation Agreement

11.1                    Statement re: Computation of Per Share Earnings

13.1                    1996 Annual Report to Shareholders

21.1                    Subsidiaries of the Registrant

23.1                    Consent of Ernst & Young LLP

27.1                    Financial Data Schedule