Form 10-Q
period 1997-03-31
DSC COMMUNICATIONS CORP
filed 1997-05-15
CIK 316004

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    -----------

Commission File Number: 0-10018
                        --------

                         DSC COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                         54-1025763
---------------------------------------          -------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


          1000 Coit Road, Plano, Texas                        75075
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


                                 (972) 519-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X    No
                                 ------     -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes          No
                                 ------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                   Number of Shares Outstanding
     Title of Each Class                               as of April 30, 1997
---------------------------------               --------------------------------
Common Stock, $0.01 Par Value                            117,343,303

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31,     December 31,
                                                        1997            1996
                                                     -----------    -----------
                                                     (Unaudited)
                Assets
CURRENT ASSETS
  Cash and cash equivalents ......................   $   178,058    $   155,101
  Marketable securities ..........................       199,884        178,938
  Receivables ....................................       360,130        411,947
  Inventories ....................................       356,663        343,566
  Deferred income taxes ..........................        60,961         61,086
  Other current assets ...........................        77,209         52,240
                                                     -----------    -----------
       Total current assets ......................     1,232,905      1,202,878
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost ..................       783,548        764,671
  Less accumulated depreciation
   and amortization ..............................      (375,669)      (361,075)
                                                     -----------    -----------
                                                         407,879        403,596
                                                     -----------    -----------

LONG-TERM RECEIVABLES ............................        46,997         42,965
CAPITALIZED SOFTWARE DEVELOPMENT COSTS ...........        53,832         51,634
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET .......................       143,778        146,025
OTHER ............................................        71,983         78,557
                                                     -----------    -----------

           Total assets ..........................   $ 1,957,374    $ 1,925,655
                                                     ===========    ===========

  Liabilities and Shareholders' Equity

CURRENT LIABILITIES
  Short-term debt ................................   $       902    $       906
  Accounts payable ...............................       124,542         99,824
  Accrued liabilities ............................       290,269        299,120
  Current portion of long-term debt ..............        32,654         33,072
                                                     -----------    -----------
       Total current liabilities .................       448,367        432,922
                                                     -----------    -----------

LONG-TERM DEBT, net of current portion ...........       266,263        274,602
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES ...........................        70,172         70,495

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $ 01 par value, issued -
   122,328 in 1997 and 122,241 in 1996;
   outstanding -  117,339 in 1997 and
   117,252 in 1996 ...............................         1,223          1,222
  Additional capital .............................       732,705        730,743
  Unrealized gains (losses) on equity securities,
   net of income taxes ...........................        13,580           (147)
  Accumulated translation adjustment .............         1,629          8,743
  Retained earnings ..............................       466,546        450,186
                                                     -----------    -----------
                                                       1,215,683      1,190,747

  Treasury stock, at cost, 4,989 shares ..........       (43,111)       (43,111)
                                                     -----------    -----------
       Total shareholders' equity ................     1,172,572      1,147,636
                                                     -----------    -----------
           Total liabilities and
             shareholders' equity ................   $ 1,957,374    $ 1,925,655
                                                     ===========    ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------
Revenue ..........................................   $    346,203    $    307,897
Cost of revenue ..................................        206,928         178,431
                                                     ------------    ------------
  Gross profit ...................................        139,275         129,466
                                                     ------------    ------------

Operating costs and expenses:
  Research and product development ...............         54,781          53,145
  Selling, general and administrative ............         58,051          55,779
  Other operating costs ..........................          2,472           2,582
                                                     ------------    ------------
    Total operating costs and expenses ...........        115,304         111,506
                                                     ------------    ------------

  Operating income ...............................         23,971          17,960

Interest income ..................................          5,038           7,026
Interest expense .................................         (5,824)         (7,086)
Other income (expense), net ......................          3,202             689
                                                     ------------    ------------
    Income before income taxes ...................         26,387          18,589
Income taxes .....................................         10,027           7,064
                                                     ------------    ------------
    Net income ...................................   $     16,360    $     11,525
                                                     ============    ============

Income per share .................................   $       0.14    $       0.10
                                                     ============    ============

Average shares used in per share computation .....        119,075         118,353



   See the accompanying Notes to Condensed Consolidated Financial Statements.

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                           1997           1996
                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................   $   16,360    $   11,525
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization ..................       23,949        21,864
      Amortization of capitalized software
         development costs ...........................        6,524         6,712
  Decrease in current and long-term receivables ......       45,065        25,139
  Increase in inventories ............................      (14,694)      (25,418)
  Other, including changes in other current
    assets, current payables and other liabilities ...        7,387       (43,916)
                                                         ----------    ----------

          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES .......................       84,591        (4,094)
                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ................      (30,339)      (33,880)
  Purchases of marketable securities .................      (93,281)     (609,876)
  Proceeds from sales and maturities of marketable
    securities .......................................       71,900       616,821
  Additions to capitalized software
    development costs ................................       (8,722)       (9,400)
  Other ..............................................          729          (623)
                                                         ----------    ----------

          NET CASH USED FOR
          INVESTING ACTIVITIES .......................      (59,713)      (36,958)
                                                         ----------    ----------

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Continued)
                                (In thousands)
                                 (Unaudited)



                                                     Three Months Ended
                                                         March 31,
                                                   ------------------------
                                                     1997          1996
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term debt ..................           65        10,630
  Payments on long-term borrowings .............         (816)         (864)
  Proceeds from the sale of common stock
    under stock programs .......................          493         1,645
  Other ........................................       (1,094)          226
                                                   ----------    ----------

          NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES .................       (1,352)       11,637
                                                   ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS ................         (569)         (736)
NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS .........................       22,957       (30,151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      155,101       258,565
                                                   ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $  178,058    $  228,414
                                                   ==========    ==========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ................................   $    1,027    $      836
                                                   ==========    ==========

  Income taxes paid ............................   $      830    $   24,341
                                                   ==========    ==========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 March 31, 1997 and 1996 and December 31, 1996
                                  (Unaudited)


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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1996 Annual Report to Shareholders for the year ended December 31, 1996.

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                    March 31,    December 31,
                                                                      1997          1996
                                                                    ----------    ---------
      Raw Materials   . . . . . . . . . . . . . . . . . . . . . .   $  123,084    $ 127,495
      Work in Process   . . . . . . . . . . . . . . . . . . . . .       26,939       25,724
      Finished Goods  . . . . . . . . . . . . . . . . . . . . . .      206,640      190,347
                                                                    ----------    ---------
                                                                    $  356,663    $ 343,566
                                                                    ==========    =========

CREDIT AGREEMENTS AND SHORT-TERM DEBT

In 1996, the Company entered into a five-year, unsecured $160.0 million revolving credit facility with several banks. This facility provides for borrowings and issuances of letters of credit in various currencies. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company.
The letters of credit issued by the banks under this agreement at March 31, 1997 totaled $6.7 million, including $5.2 million issued to support various foreign subsidiary credit agreements. This facility contains various financial covenants and there have been no borrowings under this agreement during the quarter ended March 31, 1997. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $9.1 million with local banks, of which $0.9 million was outstanding at March 31, 1997.

OTHER INCOME (EXPENSE), NET

Other income/(expense), net in the 1997 first quarter includes a gain of approximately $4.0 million from the sale of a portion of common stock received from a settlement of litigation in 1996.

INCOME TAX EXPENSE

The Company's estimated effective income tax rate is 38%. The income tax expense includes federal, foreign, and state (including Puerto Rico) income taxes.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of the sales-type and operating lease receivables which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.9 million at March 31, 1997. The Company also has guarantees of $30.7 million outstanding at March 31, 1997 supporting bid and performance bonds to customers and others, of which $1.5 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts to hedge firm commitments which are denominated in foreign currencies. At March 31, 1997, the Company had forward foreign exchange contracts of $73.4 million outstanding.

Litigation

On February 14, 1996, the Company joined Bell Atlantic in bringing an antitrust action against AT&T Corporation ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging the use of monopoly power in the central office switch market as part of a scheme to gain an unfair competitive advantage in the remote digital terminal market. In July 1996, Lucent brought a counterclaim against the Company alleging a "false advertising" claim under the Lanham Act. On February 18, 1997, the Company and Bell Atlantic settled their claims against AT&T. The Company, Bell Atlantic and Lucent settled all claims against each other on March 13, 1997. In conjunction with these settlements, Bell Atlantic agreed to purchase a significant amount of product from the Company over a period from 1998 through 2001. The agreement requires a minimum annual purchase level substantially above the amount purchased by Bell Atlantic from the Company in 1996 which totaled approximately $120 million.

On June 11, 1996, a federal court entered a $137.7 million judgment in the Company's favor and against Next Level Corporation ("Next Level") and two former Company employees. The Company had filed suit in 1995 alleging theft of trade secrets and diversion of corporate opportunities. On February 28, 1997, the Fifth Circuit of Appeals upheld the judgment. The Company and Next Level have appealed to an En Banc panel of judges in the Fifth Circuit. The defendants are enjoined from disclosing the Company's trade secrets until the judgment is satisfied.

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

In October 1996, the Company filed suit against Pulse Communications, Inc. ("Pulsecom") alleging contributory copyright infringement and misappropriation of trade secrets relating to the manufacture and sale of a POTS line card advertised as compatible with the Company's Litespan-2000 system. The Company sought damages and an injunction barring further infringement of the Company's intellectual property rights by Pulsecom and its agents. Pulsecom has filed a counterclaim alleging that the Universal Voice Grade line card manufactured by the Company for the Litespan-2000 system infringes a patent assigned to Pulsecom. On May 7, 1997 the Federal District Court for the Eastern District of Virginia denied the Company's claims. The Company intends to file an appeal. Pulsecom's patent infringement claims against the Company will be heard in a separate trial expected to take place during the second or third quarter of 1997.

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

COMMON STOCK

At the April 30, 1997 Annual Shareholders' Meeting, the shareholders approved an amendment to increase the total number of authorized shares of common stock available for grant under the DSC Communications Corporation 1993 Employee Stock Option and Securities Award Plan from 10.0 million shares to 15.75 million shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents, and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

For the three months ended March 31, 1997, the Company reported revenue of $346.2 million and net income of $16.4 million, or $0.14 per share, compared to revenue of $307.9 million and net income of $11.5 million, or $0.10 per share, for the three months ended March 31, 1996.

Revenue increased 12% in the first quarter of 1997 compared to the same period last year primarily as a result of a higher volume of access product deliveries and increased sales of the Company's international transmission products.
Gross profit as a percentage of revenue was 40% for the 1997 first quarter compared to 42% in the same period of 1996. Gross profit in the first quarter of 1997 was impacted by the continued shift in revenue from higher margin switching products to lower margin access and international transmission products, as discussed above. As experienced in the past, the Company's gross margin percentage in future periods could vary significantly from period to period due to changes in the relative mix of product deliveries and software content. Operating results in future periods could continue to be impacted by these types of product mix changes.

DSC Communications A/S, the Company's Danish subsidiary, continued to incur operating losses in the first quarter of 1997 due primarily to the delayed introduction of a new generation of optical transmission equipment. Deliveries of certain of these products have begun and it is anticipated that the development effort will be completed later in 1997. Future near-term profitability of the Company's Danish operations is dependent upon the successful completion and market acceptance of these products.

Research and product development expenses were $54.8 million, or 16% of revenue, for the three month period ended March 31, 1997 compared to $53.1 million, or 17% of revenue, for the three month period ended March 31, 1996. The Company continues to make a substantial investment in research and development to maintain the Company's ongoing development of new products and enhancements to existing products across all strategic product areas. Selling, general and administrative expenses totaled $58.1 million, or 17% of revenue, for the three month period ended March 31, 1997 compared to $55.8 million, or 18% for the same period in 1996. The Company continues to actively pursue claims related to its intellectual property rights and, as a result, legal expenses may continue at a high level in the future as this litigation progresses. See "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

Other income/(expense), net in the 1997 first quarter includes a gain related to the sale of a portion of common stock received from the settlement of litigation in 1996. At the end of March 1997, the Company held approximately 631,000 shares which had a market value of approximately 22 million and is included in Other Current Assets on the Condensed Consolidated Balance Sheet. The contractual and selling restrictions on these shares are now expected to terminate during the second and third quarters of 1997.

The Company's estimated effective income tax rate was 38% for the quarter ended March 31, 1997. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables change throughout the year. The Company believes that its existing deferred tax assets on the Condensed Consolidated Balance Sheet will be realizable based on the Company's profitable operating history and an assessment that the Company will generate taxable earnings in domestic and foreign tax jurisdictions in the future. Should the Company's Danish subsidiary incur additional tax losses throughout the remainder of 1997, the Company's effective tax rate could increase depending on a subsequent review of the realization of the additional tax loss carryforward. See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for more information.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the introduction and market acceptance of new products on a timely basis; mix of products sold; the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; product costs; manufacturing lead times; significant fluctuations in foreign currency exchange rates; and changes in general worldwide economic conditions, any of which could have an adverse impact on operating results.

Financial Condition and Liquidity

The Company's cash and cash equivalents at March 31, 1997 were $178.1 million compared to $155.1 million at December 31, 1996, and marketable securities were $199.9 million at March 31, 1997 compared to $178.9 million at December 31, 1996.

Cash of $84.6 million was generated from operating activities. This was primarily the result of improved earnings and a decrease in accounts receivable, partially offset by an increase in inventories as a result of existing and anticipated customer demand for the Company's products.

Investing activities during the three months ended March 31, 1997 included additions to property and equipment of $30.3 million. The Company anticipates that capital expenditures for 1997 could be in the range of $150 million to $170 million. This amount includes expected capital additions related to an expansion of the Costa Rican manufacturing capacity, the establishment of additional manufacturing facilities in Ireland and additional office space at the Plano campus. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

As discussed in "Credit Agreements and Short-Term Borrowings" in Notes to Condensed Consolidated Financial Statements, the Company has an unsecured $160.0 million revolving credit agreement. No borrowings were outstanding under the credit facilities existing at March 31, 1997. Outstanding letters of credit, which totaled $6.7 million at March 31, 1997, reduce the amount of available borrowings. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $9.1 million with local banks, of which $0.9 million was outstanding at March 31, 1997.

The Company is party to certain litigation, as disclosed in "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position. As discussed in Notes to Condensed Consolidated Financial Statements, the Federal Court entered a $137.7 million judgment in the Company's favor associated with the Next Level litigation. This judgment was upheld by the Fifth Circuit Court of Appeals in late February 1997. The Company and Next Level have appealed to an En Banc
panel of judges in the Fifth Circuit.   The Company believes that it should
receive the proceeds from this judgment subsequent to the appeal process.

The Company believes that its existing cash and short-term investments and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments. In order to be competitive in the future, the Company believes that it will become increasingly necessary to offer financing alternatives to both domestic and international customers. To the extent such financing becomes significant or other business requirements arise, additional financing could become necessary.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1997 Annual Meeting of Stockholders was held on April 30, 1997. The following matters were voted on by the stockholders:

1. Election of two Class I Directors. Raymond J. Dempsey and James L. Fischer were elected to the Board of Directors as Class I Directors for terms extending through the 2000 Annual Meeting of Stockholders. The vote was 106,553,729 shares in favor of Raymond J. Dempsey, with 1,641,031 votes withheld, 106,538,833 shares in favor of James L. Fischer, with 1,655,927 votes withheld.

2. Approval of an increase of 5,750,000 shares of Common Stock of the Company subject to the Company's 1993 Employee Stock Option and Securities Award Plan. Under the terms of the 1993 Employee Stock Option and Securities Award Plan, as amended, the Company may grant Plan Awards with respect to an aggregate of 10,000,000 shares of Common Stock. At the 1996 Annual Meeting of Stockholders, the Company's stockholders approved the increase in the shares. The vote was 86,662,086 shares in favor, 17,721,929 shares against, 477,725 shares abstaining and 3,333,020 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended March 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DSC COMMUNICATIONS CORPORATION



Dated: May 15, 1997                            By:  /s/ Kenneth R. Vines
                                                    ---------------------------
                                                    Kenneth R. Vines
                                                    Vice President, Finance,
                                                    duly authorized officer
                                                    and principal accounting
                                                    officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
11.            Computation of Income Per Share.

27.            Financial Data Schedule (for EDGAR filing purposes only).