Form 10-Q
period 1997-06-30
DSC COMMUNICATIONS CORP
filed 1997-08-01
CIK 316004

                                  FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
(Mark One)
 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018

                       DSC COMMUNICATIONS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                54-1025763
---------------------------------               -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

     1000 Coit Road, Plano, Texas                      75075
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                                (972) 519-3000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                            Yes  X    No
                                ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                Number of Shares Outstanding
   Title of Each Class                               as of July 25, 1997
-----------------------------                   ----------------------------
Common Stock, $0.01 Par Value                             117,425,394

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                               June 30,     December 31,
                                                 1997          1996
                                             -----------    -----------
                                                     (Unaudited)
                Assets
------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents ..............   $   148,356    $   155,101
  Marketable securities ..................       148,781        178,938
  Receivables ............................       389,733        411,947
  Inventories ............................       369,137        343,566
  Deferred income taxes ..................        60,857         61,086
  Other current assets ...................        66,314         52,240
                                             -----------    -----------
       Total current assets ..............     1,183,178      1,202,878
                                             -----------    -----------
PROPERTY AND EQUIPMENT, at cost ..........       824,199        764,671
  Less accumulated depreciation
   and amortization ......................      (396,658)      (361,075)
                                             -----------    -----------
                                                 427,541        403,596
                                             -----------    -----------
LONG-TERM RECEIVABLES ....................        41,796         42,965
CAPITALIZED SOFTWARE DEVELOPMENT COSTS ...        61,865         51,634
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET ...............       144,243        146,025
OTHER ....................................        91,948         78,557
                                             -----------    -----------
           Total assets ..................   $ 1,950,571    $ 1,925,655
                                             ===========    ===========

  Liabilities and Shareholders' Equity
------------------------------------------
CURRENT LIABILITIES
  Short-term debt ........................   $     5,346    $       906
  Accounts payable .......................       125,257         99,824
  Accrued liabilities ....................       255,694        297,101
  Income taxes payable ...................        22,095          2,019
  Current portion of long-term debt ......        32,641         33,072
                                             -----------    -----------
       Total current liabilities .........       441,033        432,922
                                             -----------    -----------
LONG-TERM DEBT, net of current portion ...       235,028        274,602
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES ...................        70,904         70,495

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value, issued -
   122,377 in 1997 and 122,241 in 1996;
   outstanding -  117,388 in 1997 and
   117,252 in 1996 .......................         1,224          1,222
  Additional capital .....................       734,938        730,743
  Unrealized gains (losses) on securities,
   net of income taxes ...................           106           (147)
  Accumulated translation adjustment .....         2,086          8,743
  Retained earnings ......................       508,363        450,186
                                             -----------    -----------
                                               1,246,717      1,190,747
  Treasury stock, at cost, 4,989 shares ..       (43,111)       (43,111)
                                             -----------    -----------
       Total shareholders' equity ........     1,203,606      1,147,636
                                             -----------    -----------
           Total liabilities and
             shareholders' equity ........   $ 1,950,571    $ 1,925,655
                                             ===========    ===========


See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                             ----------------------    ----------------------
                                               1997         1996          1997         1996
                                             ---------    ---------    ---------    ---------

Revenue ..................................   $ 382,883    $ 356,431    $ 729,086    $ 664,328
Cost of revenue ..........................     226,327      209,412      433,255      387,843
                                             ---------    ---------    ---------    ---------
  Gross profit ...........................     156,556      147,019      295,831      276,485
                                             ---------    ---------    ---------    ---------

Operating costs and expenses:
  Research and product development .......      59,545       52,474      114,326      105,619
  Selling, general and administrative ....      57,335       57,723      115,386      113,502
  Other operating costs ..................       2,462        2,464        4,934        5,046
                                             ---------    ---------    ---------    ---------
    Total operating costs and expenses ...     119,342      112,661      234,646      224,167
                                             ---------    ---------    ---------    ---------

  Operating income .......................      37,214       34,358       61,185       52,318

Interest income ..........................       4,513        6,225        9,551       13,251
Interest expense .........................      (4,988)      (6,206)     (10,812)     (13,292)
Other income (expense), net ..............      30,708          (84)      33,910          605
                                             ---------    ---------    ---------    ---------
    Income before income taxes ...........      67,447       34,293       93,834       52,882
Income taxes .............................      25,630       13,031       35,657       20,095
                                             ---------    ---------    ---------    ---------
    Net income ...........................   $  41,817    $  21,262    $  58,177    $  32,787
                                             =========    =========    =========    =========

Income per share .........................   $    0.35    $    0.18    $    0.49    $    0.28
                                             =========    =========    =========    =========

Average shares used in per
     share computation ...................     119,301      118,493      119,241      118,442


See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 1997         1996
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $  58,177    $  32,787
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization ........................      48,609       44,517
      Amortization of capitalized software
         development costs .................................      12,276       12,828
      Gain from the sales of stock received from
         1996 litigation settlement ........................     (35,494)        --
  (Increase) decrease in current and
    long-term receivables ..................................      13,861      (36,748)
  Increase in inventories ..................................     (28,547)     (46,506)
  Other, including changes in other
    assets, current payables and other liabilities .........      (4,281)     (31,856)
                                                               ---------    ---------

          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES .............................      64,601      (24,978)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ......................     (77,850)     (68,160)
  Purchases of marketable securities .......................    (122,244)    (883,919)
  Proceeds from sales and maturities of marketable
    securities .............................................     152,447      898,209
  Proceeds from sales of stock received from
    1996 litigation settlement .............................      35,494         --
  Additions to capitalized software
    development costs ......................................     (22,507)     (18,071)
  Other ....................................................     (11,535)      (2,293)
                                                               ---------    ---------

          NET CASH USED FOR
          INVESTING ACTIVITIES .............................     (46,195)     (74,234)
                                                               ---------    ---------


                                  (Continued)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                  (Unaudited)



                                                                   Six Months Ended
                                                                       June 30,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term debt ..............................       4,440       33,677
  Payments on long-term borrowings .........................     (29,443)     (29,763)
  Other ....................................................         619        3,300
                                                               ---------    ---------

          NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES .............................     (24,384)       7,214
                                                               ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS ............................        (767)        (400)
NET DECREASE IN CASH AND CASH
           EQUIVALENTS .....................................      (6,745)     (92,398)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........     155,101      258,565
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 148,356    $ 166,167
                                                               =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ............................................   $   9,618    $  11,674
                                                               =========    =========

  Income taxes paid ........................................   $  10,934    $  48,228
                                                               =========    =========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  June 30, 1997 and 1996 and December 31, 1996
                                  (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                   June 30,      December 31,
                                                     1997           1996
                                                  ---------      -----------
Raw Materials     . . . . . . . . . . . . . . .   $ 120,858       $ 127,495
Work in Process   . . . . . . . . . . . . . . .      29,263          25,724
Finished Goods    . . . . . . . . . . . . . . .     219,016         190,347
                                                  ---------       ---------
                                                  $ 369,137       $ 343,566
                                                  =========       =========

CREDIT AGREEMENTS AND SHORT-TERM DEBT

The Company has a five-year, unsecured $160.0 million revolving credit facility with several banks. This facility provides for borrowings and issuances of letters of credit in various currencies. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at June 30, 1997 totaled $7.4 million, including $5.0 million issued to support various foreign subsidiary credit agreements. This facility contains various financial covenants, and there have been no borrowings under this agreement during the six months ended June 30, 1997. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $13.7 million with local banks, of which $5.3 million was outstanding at June 30, 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net in the first and second quarters of 1997 included gains of approximately $4.0 million and $31.5 million, respectively, from sales of common stock received from a settlement of litigation in 1996.

INCOME TAX EXPENSE

The Company's estimated effective income tax rate is 38%. The income tax expense included federal, foreign, and state (including Puerto Rico) income taxes.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of the sales-type and operating lease receivables which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at June 30, 1997. The Company also has guarantees of $45.0 million outstanding at June 30, 1997 supporting bid and performance bonds to customers and others, of which $2.4 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts to hedge firm commitments which are denominated in foreign currencies. The contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would not be material. At June 30, 1997, the Company had forward foreign exchange contracts of $87.1 million outstanding.

Litigation

On June 11, 1996, a federal district court entered a $137.7 million judgment in the Company's favor and against Next Level Corporation ("Next Level") and two former Company employees. The Company had filed suit in 1995 alleging theft of trade secrets and diversion of corporate opportunities. On February 28, 1997, the Fifth Circuit Court of Appeals upheld the judgment. The Company and Next Level appealed to an En Banc panel of judges in the Fifth Circuit. Both appeals were denied, and the case has been remanded to the federal district court for entry of judgment.

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

In October 1996, the Company filed suit against Pulse Communications, Inc. ("Pulsecom") alleging contributory copyright infringement and misappropriation of trade secrets relating to the manufacture and sale of a POTS line card advertised as compatible with the Company's Litespan-2000 system. The Company sought damages and an injunction barring further infringement of the Company's intellectual property rights by Pulsecom and its agents. Pulsecom has filed a counterclaim alleging that the Universal Voice Grade line card manufactured by the Company for the Litespan-2000 system infringes a patent assigned to Pulsecom. On May 7, 1997, the Federal District Court for the Eastern District of Virginia denied the Company's claims. The Company intends to file an appeal. Pulsecom's patent infringement claims against the Company will be heard in a separate trial expected to take place during the third quarter of 1997.

On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), alleging that DGI misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. The Company seeks damages and permanent injunctive relief. DGI brought counterclaims for damages and injunctive and declaratory relief for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion, and unfair competition, based upon allegations that the Company's claims constitute "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties are unlawful attempts to exclude competition, and that the Company has unlawfully tied the sale of its microprocessors to the sale of other products. The case was tried in January 1997, and the jury returned a verdict. The Court sealed the verdict pending entry of judgment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q herein, including the matters relating to future performance, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents, and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

For the three months ended June 30, 1997, the Company reported revenue of $382.9 million, an increase of $26.5 million from $356.4 million in the 1996 period. Net income for the 1997 second quarter was $41.8 million, or $0.35 per share. Excluding a pre-tax gain of approximately $31.5 million (after-tax gain of $19.5 million, or $0.16 per share) from a sale of stock received from a 1996 litigation settlement, net income was $22.3 million, or $0.19 per share. Net income for the second quarter of 1996 was $21.3 million, or $0.18 per share. For the six months ended June 30, 1997, the Company recorded revenue of $729.1 million and net income of $58.2 million, or $0.49 per share, which includes a pre-tax gain of approximately $35.5 million (after-tax gain of $22.0 million, or $0.18 per share) from sales of stock in both the first and second quarters. For the first half of 1996, revenue was $664.3 million and net income was $32.8 million, or $0.28 per share.

Revenue in the second quarter and first half of 1997 increased 7% and 10%, respectively, compared to the same periods of the prior year due primarily to higher volumes of switching and access product deliveries, net of lower levels of transport product revenues. Gross profit as a percentage of revenue was 41% for both the quarter and six month periods ended June 30, 1997 as compared to 41% and 42%, respectively, in the same periods of 1996. As experienced in the past, the Company's gross margin percentage and operating performance could vary significantly from period to period in the future due to changes in the relative mix of product deliveries and software content.

DSC Communications A/S, the Company's Danish subsidiary, continued to incur operating losses in the first half of 1997 due primarily to the delayed introduction of a new generation of optical transmission equipment. Deliveries of certain of these products have begun. However, future near-term profitability of the Company's Danish operations is dependent upon the successful market acceptance of these products.

Research and product development expense was $59.5 million, or 16% of revenue, in the second quarter of 1997 compared to $52.5 million, or 15% of revenue, in the same period of 1996. Research and development expense for the first half of 1997 and 1996 was $114.3 million and $105.6 million, respectively, or 16% of revenue in both periods. The industry in which the Company operates requires substantial investment in product development, capital and, at times, inventory prior to customer acceptance of new products or enhancements to existing products. One of the keys to the Company's overall success has been anticipating the appropriate timing of such activities. Delays in product completion and/or slower than expected market acceptance of certain products, including iMTN, Airspan, and newer products of the Company's Danish operations, have in the past negatively impacted the Company's operating performance and also, in certain cases, resulted in adjustments to carrying values of assets. Future operating performance could be impacted should timing of further product development and/or market acceptance be delayed.

Selling, general and administrative expenses totaled $57.3 million and $115.4 million for the three months and six months ended June 30, 1997, respectively, compared to $57.7 million and $113.5 million, respectively, for the same periods in 1996. As a percentage of revenue, selling, general and administrative expense was 15% for the second quarter of 1997 and 16% for the first half of 1997 as compared to 16% and 17%, respectively, for the comparable periods of 1996. The Company continues to actively pursue claims related to its intellectual property rights and, as a result, legal expenses may continue at a high level as this litigation progresses. See "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

As noted previously, the Company recorded pretax gains included in Other income (expense), net of $4.0 million and $31.5 million during the first and second quarter of 1997, respectively, resulting from sales of stock received as part of a litigation settlement in 1996.

The Company's estimated effective income tax rate was 38% for the first half of 1997. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables change throughout the year. The Company believes that its existing deferred tax assets on the Condensed Consolidated Balance Sheet will be realizable based on the Company's profitable operating history and an assessment that the Company will generate taxable earnings in domestic and foreign tax jurisdictions in the future.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the introduction and market acceptance of new products on a timely basis as previously discussed; mix of products sold; the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; product costs; manufacturing lead times; significant fluctuations in foreign currency exchange rates; and changes in general worldwide economic conditions, any of which could have an adverse impact on operating results.

The Company continues to evaluate its computer software used internally and also its external product offerings to determine to what extent modifications will be required to ensure year 2000 compliance. It is not possible to estimate the cost of compliance and its effect on the Company until the evaluation process is completed.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of FAS 128 is not expected to have a significant impact on the Company's earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131") which supersedes existing accounting standards related to disclosure of operating segment information beginning in 1998. The Company has yet to determine the impact of this new standard on its financial statement disclosures for the 1998 annual financial statements.

Financial Condition and Liquidity

The Company's cash and cash equivalents at June 30, 1997 were $148.4 million compared to $155.1 million at December 31, 1996, and marketable securities were $148.8 million at June 30, 1997 compared to $178.9 million at December 31, 1996.

Cash of $64.6 million was generated from operating activities in the first half of 1997. This was primarily the result of improved earnings and a decrease in accounts receivable, partially offset by an increase in inventories as a result of existing and anticipated customer demand for the Company's products.

Investing activities during the six months ended June 30, 1997 included additions to property and equipment of $77.9 million. The Company anticipates that capital expenditures for the full year 1997 could be in the range of $150 million to $170 million. Capital expenditures in 1998, which may include expansion of facilities on the Plano campus, could equal or exceed amounts of capital expenditures in 1997. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

The Company received proceeds of approximately $35.5 million in the first half of 1997 from the sales of common stock received as part of a litigation settlement in 1996.

In April 1997, the Company made a scheduled annual principal payment of $28.1 million on the $225 million loan entered into during 1995.

As discussed in "Credit Agreements and Short-Term Borrowings" in Notes to Condensed Consolidated Financial Statements, the Company has an unsecured $160.0 million revolving credit agreement. The Company had no borrowings under this credit facility in the first half of 1997. Outstanding letters of credit, which totaled $7.4 million at June 30, 1997, reduce the amount of available borrowings. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $13.7 million with local banks, of which $5.3 million was outstanding at June 30, 1997.

The Company is party to certain litigation, as disclosed in "Litigation" under "Commitment and Contingencies" in Notes to Condensed Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position. As discussed in Notes to Condensed Consolidated Financial Statements, a federal district court entered a $137.7 million judgment in the Company's favor associated with the Next Level litigation. On February 28, 1997, the Fifth Circuit Court of Appeals upheld the judgment. The Company and Next Level appealed to an En Banc panel of judges in the Fifth Circuit. Both appeals were denied, and the case has been remanded to the federal district court for entry of judgment. In the absence of any further appeals, the Company believes that it should receive the proceeds in the second half of 1997.

The Company believes that its existing cash and short-term investments and credit facilities and, to the extent necessary, available financing alternatives will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments. In order to be competitive in the future, the Company believes that it will become increasingly necessary to offer financing alternatives to both domestic and international customers. To the extent such financing becomes significant or other business requirements arise, additional financing could become necessary.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits.

         11.     Computation of Income Per Share.

         27.     Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the three months ended June 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DSC COMMUNICATIONS CORPORATION



Dated: August 1, 1997                  By:  /s/ Kenneth R. Vines
                                            --------------------
                                               Kenneth R. Vines
                                               Vice President, Finance,
                                               duly authorized officer
                                               and principal accounting
                                               officer

                              INDEX TO EXHIBITS



Exhibit
Number                            Exhibit
-------                           -------
  11        Computation of Income Per Share

  27        Financial Data Schedule
