Form 10-Q
period 1997-09-30
DSC COMMUNICATIONS CORP
filed 1997-11-14
CIK 316004

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------
Commission File Number: 0-10018

                         DSC COMMUNICATIONS CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              54-1025763
-------------------------                               ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         1000 Coit Road, Plano, Texas                       75075
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                                 (972) 519-3000
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              Yes         No
                                 -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                Number of Shares Outstanding
      Title of Each Class                          as of October 31, 1997
------------------------------                 ------------------------------
Common Stock, $0.01 Par Value                           117,946,625

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                    September 30,           December 31,
                                                                        1997                   1996
                                                                    -------------          -------------
                                                                     (Unaudited)
                Assets
----------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents.........................                $     409,341          $     155,101
  Marketable securities.............................                      268,768                178,938
  Receivables.......................................                      406,174                411,947
  Inventories.......................................                      370,338                343,566
  Deferred income taxes.............................                       60,429                 61,086
  Other current assets..............................                       72,911                 52,240
                                                                    -------------          -------------
       Total current assets.........................                    1,587,961              1,202,878
                                                                    -------------          -------------

PROPERTY AND EQUIPMENT, at cost.....................                      858,129                764,671
  Less accumulated depreciation
   and amortization.................................                     (414,465)              (361,075)
                                                                    -------------          -------------
                                                                          443,664                403,596
                                                                    -------------          -------------

LONG-TERM RECEIVABLES...............................                       46,321                 42,965
CAPITALIZED SOFTWARE DEVELOPMENT COSTS..............                       66,900                 51,634
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET..........................                      141,906                146,025
OTHER...............................................                      119,404                 78,557
                                                                    -------------          -------------

           Total assets.............................                $   2,406,156          $   1,925,655
                                                                    =============          =============

  Liabilities and Shareholders' Equity
----------------------------------------------------
CURRENT LIABILITIES
  Accounts payable..................................                $     117,037          $     100,730
  Accrued liabilities...............................                      264,449                297,101
  Income taxes payable..............................                       30,558                  2,019
  Current portion of long-term debt.................                       32,497                 33,072
                                                                    -------------          -------------
       Total current liabilities....................                      444,541                432,922
                                                                    -------------          -------------

LONG-TERM DEBT, net of current portion..............                      632,825                274,602
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES..............................                       84,528                 70,495

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value, issued -
   122,906 in 1997 and 122,218 in 1996;
   outstanding - 117,917 in 1997 and
   117,229 in 1996..................................                        1,229                  1,222
  Additional capital................................                      748,330                730,743
  Unrealized gains (losses) on securities,
   net of income taxes..............................                          265                   (147)
  Accumulated translation adjustment................                          930                  8,743
  Retained earnings.................................                      536,619                450,186
                                                                    -------------          -------------
                                                                        1,287,373              1,190,747

  Treasury stock, at cost, 4,989 shares.............                      (43,111)               (43,111)
                                                                    -------------          -------------
     Total shareholders' equity.....................                    1,244,262              1,147,636
                                                                    -------------          -------------
           Total liabilities and
             shareholders' equity...................                $   2,406,156          $   1,925,655
                                                                    =============          =============

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                          --------------------------------      -------------------------------
                                                              1997               1996               1997               1996
                                                          ------------       -------------      ------------       ------------

Revenue.........................................          $     401,288      $     326,003      $  1,130,374       $    990,331
Cost of revenue
  Special charges related to inventories
    and associated assets.......................                     --             82,500                --             82,500
  Other.........................................                228,162            215,046           661,417            602,889
                                                          -------------      -------------      ------------       ------------
   Total cost of revenue........................                228,162            297,546           661,417            685,389
                                                          -------------      -------------      ------------       ------------
  Gross profit..................................                173,126             28,457           468,957            304,942
                                                          -------------      -------------      ------------       ------------

Operating costs and expenses:
  Research and product development..............                 67,526             49,705           181,852            155,324
  Selling, general and administrative...........                 57,199             57,927           172,585            171,429
  Special charges for excess facilities
    and equipment...............................                     --             13,500                --             13,500
  Other operating costs.........................                  2,775              2,464             7,709              7,510
                                                          -------------      -------------      ------------       ------------
    Total operating costs and expenses..........                127,500            123,596           362,146            347,763
                                                          -------------      -------------      ------------       ------------

  Operating income (loss).......................                 45,626            (95,139)          106,811            (42,821)

Interest income.................................                  7,289              5,658            16,840             18,909
Interest expense................................                 (8,522)            (6,514)          (19,334)           (19,806)
Other income, net...............................                    104              2,624            34,014              3,229
                                                          -------------      -------------      ------------       ------------
    Income (loss) before income taxes...........                 44,497            (93,371)          138,331            (40,489)
Income taxes....................................                 16,241            (35,481)           51,898            (15,386)
                                                          -------------      -------------      ------------       ------------
    Net income (loss)...........................          $      28,256      $     (57,890)     $     86,433            (25,103)
                                                          =============      =============      ============       ============

Income (loss) per share.........................          $        0.24      $       (0.49)     $       0.73       $      (0.22)
                                                          =============      =============      ============       ============

Average shares used in computation..............                119,655            116,964           119,169            116,269












See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                 ---------------------------------------
                                                                     1997                      1996
                                                                 -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................              $      86,433             $     (25,103)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating
    activities:
      Special charges..............................                         --                    96,000
      Depreciation and amortization................                     74,363                    68,884
      Amortization of capitalized software
         development costs.........................                     20,779                    18,641
      Gain from the sales of stock received from
         1996 litigation settlement................                    (35,494)                       --
      Deferred income taxes........................                     (7,221)                  (59,471)
  Increase in current and long-term receivables....                     (7,623)                  (76,935)
  Increase in inventories..........................                    (32,089)                  (83,273)
  Other, including changes in other current
    payables and other current assets..............                     (1,394)                  (14,301)
  Increase in noncurrent income taxes
    and other liabilities..........................                      5,783                    26,836
                                                                 -------------             -------------

          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES.....................                    103,537                   (48,722)
                                                                  ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment..............                   (113,956)                  (96,181)
  Purchases of marketable securities...............                   (353,483)               (1,069,760)
  Proceeds from sales and maturities of marketable
    securities.....................................                    263,795                 1,094,814
  Proceeds from sales of stock received from
    1996 litigation settlement.....................                     35,494                        --
  Additions to capitalized software
    development costs..............................                    (36,045)                  (28,117)
  Other............................................                    (14,672)                   (9,936)
                                                                  ------------              ------------

          NET CASH USED FOR
          INVESTING ACTIVITIES.....................                   (218,867)                 (109,180)
                                                                  ------------              ------------

                                 (Continued)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------------
                                                                      1997                  1996
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in short-term debt ...............................               --               (43,992)
  Net proceeds from issuance of convertible
    subordinated notes ......................................          389,237                    --
  Borrowings under long-term debt arrangements ..............               --                95,709
  Payments on long-term borrowings ..........................          (30,301)              (30,275)
  Proceeds from the sale of common stock
    under stock plans .......................................           13,198                12,351
  Other .....................................................           (1,603)                 (442)
                                                                   -----------           -----------

          NET CASH PROVIDED BY
          FINANCING ACTIVITIES ..............................          370,531                33,351
                                                                   -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS .............................             (961)                 (360)
NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS ......................................          254,240              (124,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............          155,101               258,565
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $   409,341           $   133,654
                                                                   ===========           ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .............................................      $    15,824           $    12,249
                                                                   ===========           ===========

  Income taxes paid .........................................      $    22,180           $    54,376
                                                                   ===========           ===========




See the accompanying Notes to Condensed Consolidated Financial Statements.

               DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                       September 30, 1997 and 1996 and
                              December 31, 1996
                                 (Unaudited)


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

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                     September 30,       December 31,
                                                                         1997                1996
                                                                     -------------       ------------
       Raw Materials..............................................   $     124,798       $    127,495
       Work in Process............................................          33,563             25,724
       Finished Goods.............................................         211,977            190,347
                                                                     -------------       ------------
                                                                     $     370,338       $    343,566
                                                                     =============       ============

CREDIT AGREEMENTS AND CONVERTIBLE SUBORDINATED NOTES

The Company has an unsecured $160.0 million revolving credit facility with several banks which expires in May 2001. This facility provides for borrowings and issuances of letters of credit in various currencies. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at September 30, 1997 totaled $7.0 million, including $4.7 million issued to support various foreign subsidiary credit agreements. This facility contains various financial covenants, and there have been no borrowings under this agreement during the nine months ended September 30, 1997. Three of the Company's foreign subsidiaries also have credit agreements providing for short-term borrowings of up to $8.2 million with local banks.

In August 1997, the Company issued $400.0 million principal amount of 7.0% Convertible Subordinated Notes ("the Notes") due August 1, 2004. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1998. The Notes are convertible into shares of the Company's common stock at $49.725 per share. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after August 1, 2000 at a premium of 104% of par value which declines annually to par value at the maturity date. At September 30, 1997, deferred expenses associated with the offering of approximately $10.8 million were included in other assets and are being amortized to interest expense over the term of the Notes.

OTHER INCOME, NET

In June 1996, the Company settled certain litigation. The Company received cash proceeds of approximately $10.0 million ($3.0 million and $7.0 million was received in the second and third quarters of 1996, respectively), which was included in other income, net of associated costs in the respective periods in 1996. Additionally, in the first and second quarters of 1997, the Company sold shares of common stock received in the litigation settlement resulting in a gain of approximately $35.5 million which is included in other income, net for the nine months ended September 30, 1997.

INCOME TAX EXPENSE

The Company's income tax expense includes federal, foreign, and state (including Puerto Rico) income taxes. The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. In the 1997 third quarter, the estimated effective tax rate for the full year 1997 was reduced to 37% from the previous estimate of 38% to reflect the most current estimate. As a result, the effective tax rate for the third quarter and first nine months of 1997 was 36.5% and 37.5%, respectively.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company periodically sells customer receivables and leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of the sales-type and operating lease receivables which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at September 30, 1997. The Company also has guarantees of $45.3 million outstanding at September 30, 1997 supporting bid and performance bonds to customers and others, of which $2.4 million were collateralized by letters of credit issued under the Company's credit facility. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, enters into forward foreign exchange contracts to hedge firm commitments which are denominated in foreign currencies. The contracts generally have maturities of one year or less and contain an element of risk that the counterparty may be unable to meet the terms of the agreement. However, the Company minimizes such risk by limiting the counterparties to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would not be material. At September 30, 1997, the Company had forward foreign exchange contracts of $82.9 million outstanding.

Litigation

On June 11, 1996, a federal district court entered a $137.7 million judgment in the Company's favor and against Next Level Communications ("Next Level") and two former Company employees. The Company had filed suit in 1995 alleging theft of trade secrets and diversion of corporate opportunities. On February 28, 1997, the Fifth Circuit Court of Appeals upheld the judgment. The Company and Next Level appealed to an En Banc panel of judges in the Fifth Circuit. Both appeals were denied, and the case was remanded to the federal district court for entry of judgment. In the fourth quarter of 1997, judgment was entered in the Company's favor for the full amount and the Company received the proceeds from the judgment. See "Subsequent Events" for further discussion.

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

In October 1996, the Company filed suit against Pulse Communications, Inc. ("Pulsecom") alleging contributory copyright infringement and misappropriation of trade secrets relating to the manufacture and sale of a POTS line card advertised as compatible with the Company's Litespan-2000 system. The Company sought damages and an injunction barring further infringement of the Company's intellectual property rights by Pulsecom and its agents. Pulsecom has filed a counterclaim alleging that the Universal Voice Grade line card manufactured by the Company for the Litespan-2000 system infringes a patent assigned to Pulsecom. On May 7, 1997, the Federal District Court for the Eastern District of Virginia denied the Company's claims. The Company intends to file an appeal. Pulsecom's patent infringement claims against the Company were heard in a separate trial and the Company prevailed in that litigation.

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

SUBSEQUENT EVENTS

In October 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company will acquire all of the outstanding capital stock of Celcore, Inc. ("Celcore"), and Celcore will become a wholly-owned subsidiary of the Company ("the Merger"). Under the terms of the Merger Agreement, the Company would issue shares of its common stock in exchange for all of the outstanding shares of Celcore and assume substantially all of the stock options of Celcore. The purchase price, including acquisition costs, is estimated at approximately $167 million. The Company currently estimates that approximately $135 million of the purchase price paid for Celcore will be allocated to in-process research and development and will be an after-tax charge to operating results in the period in which the Merger is consummated, currently estimated to be the fourth quarter of 1997. The Merger has been approved by the respective Boards of Directors of the Company and Celcore, and it is subject to the receipt of various governmental approvals and other closing conditions.

In the fourth quarter of 1997, a U.S. District Court issued a final judgment in favor of the Company in a lawsuit against Next Level Communications and two former Company employees related to the theft of Company trade secrets. As a result, the Company received proceeds of approximately $140.7 million which will be recorded in the Company's results, net of legal and other associated costs, in the fourth quarter of 1997. See "Litigation" under "Commitments and Contingencies" for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995
Except for the historical information contained herein, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q herein, including the matters relating to future performance, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents, and technology, ability to attract and retain highly qualified personnel, quarterly earnings fluctuations from factors such as a shift in the mix of products delivered including the amount of software content and the impact of sales price changes, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

For the three months ended September 30, 1997, the Company reported revenue of $401.3 million, an increase of $75.3 million from $326.0 million in the 1996 period. Net income for the 1997 third quarter was $28.3 million, or $0.24 per share. For the third quarter of 1996, the Company recorded a net loss of $57.9 million, or $0.49 per share, which included pre-tax special charges totaling $96.0 million. Excluding the effects of the special charges in the third quarter of 1996, the Company would have recorded net income of $1.6 million, or $0.01 per share. For the nine months ended September 30, 1997, the Company recorded revenue of $1.13 billion and net income of $86.4 million, or $0.73 per share, which includes a pre-tax gain of approximately $35.5 million (after-tax gain of $22.0 million, or $0.18 per share) from sales of stock received from a 1996 litigation settlement. For the first nine months of 1996, revenue was $990.3 million and net income, excluding the $96.0 million of special charges, was $34.4 million, or $0.29 per share. Including the effects of the special charges, the Company recorded a net loss of $25.1 million, or $0.22 per share in the first nine months of 1996.

Revenue in the third quarter and first nine months of 1997 grew 23% and 14%, respectively, compared to the same periods of the prior year resulting primarily from higher revenue levels in the Company's core businesses, particularly access and switching products, net of lower levels of transport product revenues. Gross profit as a percentage of revenue was 43% and 41% for the third quarter and nine months ended September 30, 1997, respectively, compared to 34% and 39%, excluding the effects of the special charges, for the same periods in 1996, respectively. The gross margin was impacted by a number of factors including, but not limited to, increased contributions from higher margin products and improved software revenues. As experienced in the past, the Company's gross margin percentage and operating performance could vary significantly from period to period in the future due to changes in the relative mix of product deliveries, software content and the impact of sales price changes.

DSC Communications A/S, the Company's Danish subsidiary, continued to incur operating losses in the first nine months of 1997 due primarily to the delayed market acceptance and deployment of a new generation of optical transmission equipment. Deliveries of certain of these products have begun. However, near-term profitability of the Company's Danish operations is dependent upon the successful market acceptance and deployment of these products.

Research and product development expense was $67.5 million, or 17% of revenue, in the third quarter of 1997 compared to $49.7 million, or 15% of revenue, in the same period of 1996. Research and development expense for the first nine months of 1997 and 1996 was $181.9 million and $155.3 million, respectively, or 16% of revenue in both periods. The increase is primarily a result of the Company's increasing investment in the development of its advanced intelligent network products.

Selling, general and administrative expenses of $57.2 million and $172.6 million for the three months and nine months ended September 30, 1997, respectively, were comparable to the same periods in 1996. The Company is continuing to focus on controlling expenses, particularly international selling expenses and certain general and administrative costs. In addition, the Company continues to actively pursue claims related to its intellectual property rights and, as a result, legal expenses may continue at a high level as this litigation progresses. See "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

Interest income and interest expense were higher in third quarter of 1997 compared to the same period in 1996 due to the issuance of the $400.0 million, 7% convertible subordinated notes in August 1997. See "Credit Agreements and Convertible Subordinated Notes" in Notes to Condensed Consolidated Financial Statements for further discussion.

Other income, net for the nine-month period ended September 30, 1997 and the three and nine-month periods ended September 30, 1996 included gains related to a litigation settlement, net of applicable costs associated with this litigation. See "Other Income, Net" in Notes to Condensed Consolidated Financial Statements for further discussion.

As discussed in "Subsequent Events" in Notes to Condensed Consolidated Financial Statements, the Company received proceeds of approximately $140.7 million from the conclusion of litigation which will be recorded in other income, net of legal and other associated costs, in the fourth quarter of 1997.

The estimated effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. In the 1997 third quarter, the estimated effective tax rate for the full year 1997 was reduced to 37% from the previous estimate of 38% to reflect the most current estimate. As a result, the effective tax rate for the third quarter and first nine months of 1997 was 36.5% and 37.5%, respectively. The Company believes that its existing deferred tax assets on the Condensed Consolidated Balance Sheet will be realizable based on the Company's profitable operating history and an assessment that the Company will generate taxable earnings in domestic and foreign tax jurisdictions in the future.

The Company's future quarterly and annual operating results may be affected by a number of factors, including the introduction and market acceptance of new products on a timely basis as discussed below; mix of products sold; the impact of sales price changes; the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; product costs; manufacturing lead times; significant fluctuations in foreign currency exchange rates; and changes in general worldwide economic conditions, any of which could have an adverse impact on operating results. The industry in which the Company operates requires substantial investment in product development, capital and, at times, inventory prior to customer acceptance of new products or enhancements to existing products. One of the keys to the Company's overall success has been anticipating the appropriate timing of such activities. Delays in product completion and/or slower than expected market acceptance of certain products, including iMTN, Airspan, and newer products of the Company's Danish operations, have in the past negatively impacted the Company's operating performance and also, in certain cases, resulted in adjustments to carrying values of assets. Future operating performance could be impacted should timing of further product development and/or market acceptance be delayed. Additionally, the success of the planned merger, as discussed in "Subsequent Events" in Notes to Condensed Consolidated Financial Statements, is dependent upon the development and market acceptance of Celcore's new GSM switch. Also, it is anticipated that the merger will be completed in the fourth quarter of 1997, at which time the results of the Company will be impacted by an after-tax charge of approximately $135 million related to in-process research and development as discussed in "Subsequent Events" in Notes to Condensed Consolidated Financial Statements.

The Company continues to evaluate its computer software used internally and also its external product offerings to determine to what extent modifications will be required to ensure year 2000 compliance. It is not possible to estimate the cost of compliance and its effect on the Company until the evaluation process is completed. The Company has targeted early 1998 as the completion date for this evaluation process.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", ("FAS 128") which simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of FAS 128 is not expected to have a significant impact on the Company's earnings per share.

In June 1997, the FASB issued Statement of SFAS No. 130, "Reporting Comprehensive Income", ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components. The required disclosures for FAS 130 will be included in the Company's quarterly report on Form 10-Q for the first quarter of 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes existing accounting standards related to disclosure of operating segment information beginning annually in 1998. The Company is in the process of evaluating what impact this new standard may have on its financial statement disclosures.

Financial Condition and Liquidity

The Company's cash and marketable securities have increased $344.1 million during the nine months ended September 30, 1997 to $678.1 million. The increase resulted primarily from the net proceeds of $389.2 million from the $400 million convertible subordinated debt offering completed in August 1997 as discussed in "Credit Agreements and Convertible Subordinated Notes" in Notes to Condensed Consolidated Financial Statements. Subsequent to September 30, 1997, the Company's cash and marketable securities position was further enhanced with the receipt of approximately $140.0 million of proceeds from the conclusion of certain litigation. See "Subsequent Events" and "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

Cash of $103.5 million was generated from operating activities in the first nine months of 1997. This was primarily the result of improved earnings offset by growth in inventories. Inventory growth of $32.1 million was a result of existing and anticipated customer demand for the Company's products.

Investing activities during the nine months ended September 30, 1997 included additions to property and equipment of $114.0 million. The Company anticipates that capital expenditures for the full year 1997 should be in the range of $150 million to $160 million. Capital expenditures in 1998, which will include construction of a new building for approximately $25 million on the Plano campus, are expected to be similar to that of 1997. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

The $400.0 million convertible subordinated notes are due August 1, 2004 and interest of 7% per annum is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1998. The notes are convertible into shares of the Company's common stock at $49.725 per share.

As discussed in "Credit Agreements and Convertible Subordinated Notes" in
Notes to Condensed Consolidated Financial Statements, the Company has an unsecured $160.0 million revolving credit agreement which expires in May 2001. The Company had no borrowings under this credit facility in the first nine months of 1997. Outstanding letters of credit, which totaled $7.0 million at September 30, 1997, reduce the amount of available borrowings. Three of the Company's foreign subsidiaries also have credit agreements providing for short-term borrowings of up to $8.2 million with local banks.

The Company believes that its existing cash and short-term investments and credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments. As a result of its current liquidity position, the Company is evaluating various alternative uses for a portion of its cash in excess of projected requirements, including, but not limited to, business acquisitions, repayment of certain senior debt issues and long-term customer financing opportunities.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

A.       Exhibits.

         11. Computation of Income (Loss) Per Share.

         27. Financial Data Schedule (for EDGAR filing purposes only).

B.       Reports on Form 8-K.

         Form 8-K, dated August 26, 1997

           Item 5. Other Events - press release announcing the sale of convertible subordinated notes.

           Item 7. Financial Statements and Exhibits - Purchase Agreement, Indenture Agreement, Registration Rights Agreement, Press Release

           Item 9. Sales of Equity Securities Pursuant to Regulation S

         Form 8-K, dated October 29, 1997

           Item 5. Other Events - press release announcing an agreement and plan of merger between the Company and Celcore, Inc.

           Item 7. Financial Statements and Exhibits - Press Release

         Form 8-K, dated November 13, 1997

           Item 5. Other Events - press release announcing the receipt of proceeds from Next Level Corporation litigation.

           Item 7. Financial Statements and Exhibits - Press Release

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DSC COMMUNICATIONS CORPORATION



Dated: November 14, 1997           By:  /s/ Kenneth R. Vines
                                        ----------------------------
                                        Kenneth R. Vines
                                        Vice President, Finance,
                                        duly authorized officer
                                        and principal accounting
                                        officer

                                   EXHIBIT INDEX


Exhibit
Number                             Description
-------                            -----------
 11                                Computation of Income (Loss) Per Share
 27                                Financial Data Schedule