Form 10-K405
period 1997-12-31
DSC COMMUNICATIONS CORP
filed 1998-03-31
CIK 316004

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to ________

                          Commission File No. 0-10018

                              --------------------

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

                                  COMMON STOCK
                                 $.01 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1998, 118,722,290 shares of DSC Communications Corporation Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates were approximately $2,238,026,122. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive proxy material for the 1998 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this report.

     Certain Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Items 6, 7, and 8 of Part II, and Item 14 of Part IV of this report.

                         DSC COMMUNICATIONS CORPORATION

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         DSC Communications Corporation was incorporated under the laws of the State of Delaware in 1976. As used herein, the term "Company" refers to DSC Communications Corporation and, unless the context clearly indicates otherwise, all of its subsidiaries. The Company's executive offices are located at 1000 Coit Road, Plano, Texas 75075-5813. Its telephone number is (972) 519-3000.

         The Company designs, develops, manufactures and markets digital switching, access, transport and private network system products for the worldwide telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to support a wide range of voice, data and video services. The Company offers a comprehensive product line including digital switching systems, intelligent network products, cellular switching systems, digital loop carrier products, digital cross-connect products and optical transmission systems and related advanced network management systems. The Company develops such systems to meet U.S. and international telecommunications standards and the specific requirements of the operating companies of the Regional Holding Companies ("RHCs"), independent telephone companies, long-distance carriers, private networks and companies operating public and private communications networks in other countries.

         In December 1997, the Company acquired Celcore, Inc. (subsequently renamed DSC/Celcore, Inc.), based in Memphis, Tennessee, a manufacturer of Global Systems for Mobile Communications ("GSM") and Advanced Mobile Phone Service ("AMPS") switch systems, for approximately $167 million, which included cash, the assumption of stock options and acquisition costs.

         In early 1998, the Company sold its fixed wireless local loop business to a syndicate of venture capitalists for a minority ownership interest in a newly-formed company, Airspan Communications Corporation ("Airspan"), and a promissory note issued by Airspan. Due to the uncertainty regarding the ultimate recovery of the investment and the note, the Company recorded a $22 million asset write-down in 1997.

         The Company supplies products to a domestic and international customer base, including local exchange telephone companies, long-distance carriers, cellular telephone companies, international telephone companies, various Fortune 1000 companies and utility companies. Its domestic customers include the RHCs and most major domestic independent telephone and long-distance companies, including MCI Communications Corporation, U.S. Sprint Communications Company L.P., GTE Communications Systems Corporation and WorldCom, Inc. The Company is also a major manufacturer of high-capacity cellular switches for Motorola, Inc., a leading supplier of wireless communication systems throughout the world. International customers include DDI Corporation of Japan, Tele Danmark, Deutsche Telekom in Germany, Cable & Wireless PLC and Mercury Communications, Ltd. in the United Kingdom, British Telecommunications PLC, Telefonos de Mexico, S.A. de C.V. and AAP Communications, Pty. Ltd. of Australia.

        This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, which involve risks and uncertainties. Actual results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth throughout this document, incorporated herein and detailed from time to time in the filings with the Securities and Exchange Commission.

PRODUCTS

         The percentage of consolidated revenue from the Company's product groups was as follows:

                                                               Year Ended December 31,
                                                           1997        1996         1995
                                                           ----        ----         ----
         Switch Systems                                    42%          42%          48%
         Access Systems                                    37%          33%          28%
         Transport Systems                                 20%          23%          23%

         SWITCH SYSTEMS. The Company develops, manufactures and markets advanced switching and Intelligent Network ("IN") solutions for the worldwide telecommunications marketplace. The Company's switching systems connect and route calls and provide signaling for wireline and wireless networks. They also furnish long-distance switching and switching to support high-speed communications such as data, image and video. The Company's primary switching products include tandem and cellular switching systems.

         Driven by the demand for advanced features in the 1980s, worldwide standards bodies developed the IN concept. As a result, service logic for deploying enhanced services may be independent of the switching systems. Carriers can now realize the benefits of rapid service introduction, service customization and cost-effective service deployment. Currently active in wireless and wireline networks in Asia, Europe, Japan and North America, the Company's compatible family of INfusion(TM) products addresses the signaling, service commissioning and service delivery requirements of current and emerging Intelligent Networks throughout the world.


                 Tandem Switches. As a telephone network becomes increasingly complex, the number of switching locations grows to a point where it is not economical to connect every switching point directly to every other switching point. Intermediate switching points served by a tandem (or transit) switch solve this problem. The Company offers a complete line of Megahub(R) high capacity, modular tandem switches that not only fulfill the intermediate switching function, but also provide flexible dialing plans, service access codes and customized screening, translation and routing. The Megahub line, scaleable from 10,000 to 120,000 traffic carrying ports, serves both North American and international markets. The tandem product family also works with the INfusion Intelligent Service Peripheral ("ISP") to provide IN services.

                 Wireless Switches. Since 1984, the Company has provided switching platforms to Motorola which, when integrated with a variety of I/O peripherals and mobility management software, become wireless switching systems. These systems, currently supporting cellular and PCS applications in 37 countries worldwide, use both analog and digital modes of operation. The Company's wireless switch platforms, DSC DEX200C and DSC DEX600C, utilize the same proven common control elements that are integral to the Company's overall switching products family, including the large installed base of tandem switching systems. In addition, the Company now provides Celcore's GSM and AMPS switch systems. Celcore's focus is developing and supplying cellular systems for low-subscriber density applications in emerging markets.

                 Signal Transfer Points (STPs). Signal Transfer Points are network signaling hubs that provide access to CCS7 signaling networks and that route signaling messages between IN nodes and other networks. Deploying an STP provides efficient access to centralized node services, improved CCS7 link utilization and economics and streamlined network routing and control management.

                 Based on the same MegaHub(R) architecture as the tandem family of switches, and supporting SS7 and C7 signaling protocols, the Company's INfusion STPs are installed in local, long-distance and cellular networks throughout the world. The INfusion STP delivers the real-time processing capacity and signaling throughput required to handle heavy message traffic created by the growing number of intelligent network services in today's wireless and wireline networks. Features such as Global Title Translation, Gateway Screening and Local Number Portability enable the network carrier to cost-effectively expand message types to include IN and mobility functions, to improve network protection and reliability, and to address growing regulatory requirements.

                 INfusion SCE (Service Creation Environment). The SCE provides the capability to create services from a library of reusable components and is used to develop and test IN services and their supporting logic. With its intuitive Graphic User Interface for service creation and comprehensive simulation capabilities, the INfusion SCE allows rapid creation, verification and deployment of IN services.

                 INfusion SMS (Service Management System). The SMS provides the tools to deploy, provision and activate SCE-created IN services. It also manages the master database for IN services by distributing changes to affected network elements and synchronizing the distributed databases.

                 INfusion SCP (Service Control Point) and SCPm. These are scaleable service delivery platforms that execute SCE-created services. Designed to allow multiple services on a single platform, the INfusion SCP and SCPm support a variety of wireline and wireless services such as Number Translation, Calling Card Validation, Virtual Private Networks ("VPN"), Home Location Register ("HLR") and Short Message Service Center ("SMSC").

                 INfusion ISP (Intelligent Service Peripheral). The ISP executes SCE-created services that require the exchange of information with the caller (Intelligent Peripheral or IP capabilities) or database look-up (SCP functions). The INfusion ISP supports number translation, enhanced routing and calling card services for the Company's tandem switches.

                 INfusion Intelligent Network Applications. The Intelligent Network, by concentrating network intelligence into dedicated nodes, introduces a method of creating services based on Service Independent Building Blocks ("SIBBs"). Taking advantage of this IN design concept of reusable components, the Company offers a variety of pre-packaged, SIBB-based, wireline and wireless services that minimize development time and allow rapid introduction of IN services. Developed by the Company or in conjunction with its "Partners IN Vision," the portfolio of services include HLR, Authentication Center, SMSC, Location-Based Services, Calling Card and VPN.

The Company's major competitors in switching and intelligent network systems are Lucent Technologies, Inc. ("Lucent"); Northern Telecom Ltd. ("Nortel"); AB Telefon LM Ericsson ("Ericsson"); and Tandem Computers, Inc.

         ACCESS PRODUCTS. The Company designs, manufactures and markets equipment for the local loop, that portion of the public telecommunications network which extends from the local telephone company's central office switch to the individual home or business user. The demand for access equipment has been strong in recent years due primarily to the deployment of fiber optics by the major service providers in the United States. The Company believes that software-based access products which support fiber optic communications will continue to experience growth in demand and, accordingly, has developed a line of such products to serve telecommunications service carriers in the United States and abroad.

                 Litespan(R)-2000/2012. In 1991, the Company began shipments of Litespan-2000, a second generation digital loop carrier product that enables local exchange carriers and other service providers to utilize fiber optics in the local loop. Over a single pair of optical fibers, Litespan can transmit voice, data and video on an integrated basis to as many as 2,000 subscribers. The Litespan-2000 is the world's first digital loop carrier to meet North American Synchronous Optical Network ("SONET") standards and related fiber optic interface requirements set forth by the RHCs. This year, the Company expanded the Litespan offering with the Litespan-2012 product. Its OC-12 transport capability and broadband interfaces enable delivery of very high rate services such as DS3 and OC3, to end users, making the Litespan-2012 system a desirable choice for managing growth in networks. The Litespan-2000 platform allows telecommunications service providers to introduce the high-capacity technology of fiber optics into the local loop and support basic services in a cost-effective manner. The Company believes that upon completed development and introduction of high-speed data services, such as asymmetrical digital subscriber line ("ADSL"), demand for access platforms such as Litespan will increase. The Company currently has multi-year agreements with most of the RHCs for purchases of Litespan systems.

                 Litespan-Broadband(TM). The Litespan-Broadband system provides an Asynchronous Transfer Mode ("ATM")-based, interactive, fiber switched solution capable of delivering video, data and voice services to residences and businesses. The Company will offer Litespan-Broadband systems as a migratory path for new and current Litespan customers as they upgrade to interactive, broadband full-service networks. These new ATM-based networks will enable carriers to offer a multitude of new revenue-generating services over a single integrated platform.

                 Litespan(R)-120. The Company evolved the Litespan system to address access applications in international markets. The
         Litespan-120 product is a flexible access multiplexer that may be deployed as a loop carrier or primary mux, using copper, fiber or radio feeders. It offers benefits such as integral fiber optic interfaces, software control and support of a wide range of telephony services in a compact, cost-effective package. Deliveries of Litespan-120 systems began in late 1995. Network deployments are taking place in Latin America and Eastern Europe. There is also additional field testing under way.

         Companion products from the Company's access products portfolio include the Starspan(R) optical fiber system, which extends the capabilities of the Litespan-2000 to the customer's premises; and Metrospan(R), which is used as a broadband transport system within a campus-type setting or a metropolitan communications network.

         The Company's primary competitors in the access market are Lucent, Nortel and Fujitsu, Ltd.

         TRANSPORT SYSTEMS. Transport equipment includes a vast array of products that carry signals throughout the telecommunications network. The Company's transport product portfolio consists of digital cross-connects, high-capacity fiber optic add/drop and terminal multiplexers, access multiplexers and network management systems that route voice, video and data traffic efficiently through the network. The Company's products are used by telephone companies, cellular service providers and large private or governmental networks to add efficiency, lower costs, improve network resiliency and enhance the quality of their services.

                 Digital Cross-Connects. The Company's digital cross-connect family, comprised of the (1)DSC DEXCS, iMTN(R), iDCS(TM), microDX(R),
         (2)DSC DEX ECS1 and DSC DEX ECS3 models, has enabled





----------------------

(1)   DSC DEXCS is a trademark of DSC Communications Corporation.

(2)   DSC DEX is a trademark of DSC Communications Corporation.

          carriers and service providers to make their central offices and long-distance facilities more efficient and less labor-intensive, worldwide.

                  DSC DEXCS. The DEXCS system is a fully featured 3/1/0 SONET cross-connect. The system provides scaleable growth to the industry's largest narrow-band cross-connect. The DEXCS cross-connect also provides the unique capability to bridge between the traditional telephony network and the emerging cell based data networks (frame relay and ATM).

                  iMTN (Integrated Multi-Rate Transport Node). The iMTN system provides broadband routing, distribution and management throughout the network. The iMTN cross-connect also provides the unique capability of optical interfaces up to OC48 for the public telecommunications network's evolution to the North American SONET, international Synchronous Digital Hierarchy ("SDH") fiber optic standards and ATM transport requirements. Early applications of iMTN systems include network video broadcast and high-volume voice/data transfer. The iMTN product has been deployed both domestically and internationally.

                  iDCS (Integrated Digital Cross-Connect System). The iDCS system addresses the smaller size wide-band transmission requirements for management of voice and data circuits in the telecommunications network. This product also meets the domestic requirements of SONET and international specifications of SDH. The iDCS cross-connect provides optical and electrical interfaces to other telephone company equipment, and economically manages circuit traffic throughout the network.

                  microDX(R). The microDX product offers sophisticated cross-connect features to sites of varying size and remoteness. For example, with the Company's microDX system, cell sites, wireless hubs and private networks can inexpensively incorporate high-end cross-connect features. The microDX cross-connect supports small-capacity applications that require DSO-level add/drop multiplexing, as well as RF fingerprinting fraud control, interconnect, Cellular Digital Packet Data, and Rural Service Area cellular hubbing.


                  Transmission and Network Management. The Company's broad product spectrum in Telecom Transmission and Network Management is further developed at DSC Communications A/S, the Danish subsidiary, acquired at the end of 1994. The FOCUS family of products encompasses second generation high speed add/drop multiplexers and cross-connects for international use. The optical fiber transport systems include (3)DSC FOCUS AC0 primary multiplexers; DSC FOCUS AC1, an ultra-compact SDH transmission family designed for STM-1 and STM-4; and DSC FOCUS AC4 high speed SDH transport family with a capacity of up to 120,000 simultaneous telephone channels per optical fiber pair, when enhanced with WDM technology (defined below). Traffic continuity is ensured by the selection of various network protection schemes. Through the Danish optical amplifier technology, the Company is a world leader in long-distance optical transmission at high data rates without repeaters. Easy and efficient network management at all levels is provided by the DSC FOCUS NM2100 network management family, extending from local equipment management with PCs to nationwide network management utilizing several distributed high-performance computers. Traffic path setup and surveillance, automatic traffic rerouting and network optimization are some of the built-in features. The latest result of the Company's optical expertise is Wavelength Division Multiplexing (WDM) technology that allows a number of high speed data channels to be transmitted at the same time through a single fiber. In addition, the Company manufactures a stand-alone
          WDM system that can be used with existing transmission equipment of any make.

          The Company also develops, manufactures, and markets a variety of digital transmission products such as echo cancellers and transcoders, as well as various customer premises products.

          The Company's primary competitors in the digital cross-connect market are Lucent, Alcatel Network Systems ("Alcatel") and Tellabs, Inc. The primary competitors in the transmission equipment market in which the Company's Danish subsidiary targets its products are Alcatel, Ericsson and Siemens AG.


REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. These regulations, some of which apply directly to the Company and others of which govern the Company's customers and competitors, may also have an impact on the Company's business.


         In the U.S., federal and state regulatory agencies, including the Federal Communications Commission ("FCC") and various state commissions (usually either Public Utility Commissions, Public Service Commissions, or Corporation





-----------------

(3)   DSC FOCUS is a trademark of DSC Communications Corporation.

Commissions, collectively the "PUCs") regulate most of the Company's domestic customers. In early 1996, the Telecommunications Act of 1996 (the "1996 Legislation") was passed. The 1996 Legislation seeks to increase competition in telecommunications by making it easier for competitors to enter new markets, particularly the market for local exchange services. This legislation could increase the demand for systems, software and services as new entrants build networks and existing network operators respond to the changing competitive environment by constructing new or enhancing existing networks. However, such competition may be slower to develop than Congress anticipated. An FCC Order preempting state PUC regulation of interconnection charges, the setting of uniform rules for such charges, and the imposition of requirements with respect to the duty of incumbent local exchange carriers to provide unbundled network elements has been overturned in several respects by the Court of Appeals for the Eighth Circuit. The case is not expected to be heard by the U.S. Supreme Court until the October 1998 term. In the meantime, much of these matters will be the responsibility of the various state PUCs insofar as they deal with intrastate service.

         In addition, the 1996 Legislation contains provisions that permit the RHCs, subject to satisfying certain conditions, to manufacture telecommunications equipment. Prior to the 1996 Legislation, the RHCs were restricted by the terms of the Modified Final Judgment ("MFJ") that resulted in the divestiture of the RHCs by AT&T Corporation. The MFJ prohibited the RHCs from, among other things, manufacturing telecommunications equipment and providing interLATA long distance services. On December 31, 1997, a federal district court in Texas determined that the conditions on RHC entry into these areas that were contained in the 1996 Legislation amounted to an unconstitutional bill of attainder. Although the impact of that ruling has been stayed pending appeal, it could, if upheld, allow the RHCs to enter the manufacturing market more quickly than they could under the 1996 Legislation. One or more RHCs may decide to manufacture telecommunications equipment, to design and provide telecommunications software, or to form alliances with other manufacturers. This could result in increased competition for the Company and reduce the RHCs' purchases from the Company.

         In addition, the FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Under traditional rate of return pricing, telecommunications service providers were limited to a stated percentage profit on their investment. Under the new method of pricing, many PUCs have entered into agreements with the local exchange carriers where the PUCs have relaxed or eliminated the profit cap in return for the carrier's promise to reduce or hold service prices at current levels. In some states, the PUCs and the carriers have further agreed, in order to win relaxation of profit limits, that the carriers would invest large sums to further upgrade the digital and optical capabilities of the network. The Company believes that the new methods of price regulation could increase the demand for its products that enhance the efficiency of the network or allow the expedited introduction of new revenue-producing services.

         Outside the United States, telecommunications networks are primarily owned by the government or are strictly regulated by the government. Although potential growth rates of some international markets are higher than those of the United States, access to such markets is often difficult due to the established relationship between the government-owned or controlled telecommunications operating company and its traditional indigenous suppliers of telecommunications equipment. However, there has been a global trend towards privatization and deregulation of the state-owned telecommunications operations. This trend has found favor in the industrialized world, the emerging markets of the newly-industrialized countries, and various developing market countries, which want to both capitalize on the value of the existing network and promote the development of the telecommunications network as an integral part of the economic infrastructure. The Company believes that the current trend of privatization and deregulation will continue, and that such trend could provide the Company with additional international opportunities due primarily to increased investment in infrastructure by newly privatized entities and new competitors. The entry that went into effect on February 5, 1998 of the World Trade Organization's Agreement on Basic Telecommunications Services, intended to facilitate the entry of foreign investment in the telecommunications sector, should encourage this trend.

         The Company's products may need to comply with various technical
requirements and regulations.   Failure by the Company to obtain timely
approval of products could have an adverse effect on the Company's business. In addition, the Communications Assistance for Law Enforcement Act ("CALEA"), which currently is scheduled to become effective in October 1998, requires carriers to retool their telecommunications networks to assist law enforcement agencies to intercept communications. Manufacturers of telecommunications network equipment are obligated to cooperate by making available, at reasonable prices on a reasonably timely basis, features and modifications necessary for carriers to comply. Enforcement orders may be entered against carriers and manufacturers who fail to comply. At this time the exact technical requirements that the federal government will expect equipment manufacturers to meet, the cost of complying with those requirements, and whether sufficient money will be appropriated to reimburse carriers for the full costs of compliance has not been fully determined.


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


INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

         The information required for this section is set forth in the "International Operations and Major Customers" footnote on page 42 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference. Customers who accounted for at least 10% of the Company's consolidated revenue in 1997 were Motorola and Bell Atlantic/Nynex.


BACKLOG

         The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $901 million and $811 million on December 31, 1997 and December 31, 1996, respectively. Approximately $318 million of orders included in the December 31, 1997 backlog are scheduled for delivery after December 31, 1998. However, all orders are subject to possible rescheduling by customers. While the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.


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

         The Company's research and product development costs charged to expense were $252.1 million, $210.1 million, and $189.8 million, for the years ended December 31, 1997, 1996, and 1995 respectively. Additionally, approximately $50.0 million, $37.0 million, and $26.8 million, of software development costs were capitalized in the Consolidated Balance Sheets in 1997, 1996, and 1995, respectively. Also in 1997, the Company recorded a $135.0 million charge related to in-process research and development in connection with the acquisition of Celcore.


COMPETITION

         The Company currently faces significant competition in its markets and expects that the level of price and product competition will increase. In addition, as a result of both the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, the Company anticipates that new and different competitors will enter its markets. These competitors may include entrants from the telecommunications, software and data networking industries. The Company believes that it enjoys a strong competitive position due to its large installed base, its strong relationship with key customers and its technological leadership and new product development capabilities. However, many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's ability to compete is dependent upon several factors, including, but not limited to, product features, innovation, quality, reliability, service, support, price and the retention and attraction of qualified design and development personnel.
See "Products" for a discussion of competitors by product.



MANUFACTURING AND SUPPLIERS

         The Company generally uses standard parts and components for its products, and believes that, in most cases, there are a number of alternative, qualified vendors for most of those parts and components. The Company purchases certain custom components and products from single suppliers. The Company believes that the manufacturers of the particular custom components and products should be able to meet expected future demands. Recent changes in silicon wafer and other electronic component technologies have required the Company to evaluate the feasibility of "lifetime" purchases of certain component materials. Such "lifetime" purchases may or may not be sufficient to fulfill customer demand. Alternatively, the Company could be required to find second sourcing of these component materials or modify existing product designs. Although the Company has not experienced any material adverse effects from the inability to obtain timely delivery of needed components, an unanticipated failure of any significant supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components could have an adverse effect on the Company's revenue and profitability. In addition, the Company's products contain a number of subsystems or components acquired from other manufacturers on an OEM basis. These OEM products are often available only from a limited number of manufacturers. In the event that an OEM product was no longer available from a current OEM vendor, second sourcing would be required and could delay customer deliveries which could have an adverse effect on the Company's revenue and profitability.


PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

         The Company's proprietary technology is a key component of the value of its products. The Company has an established program to protect its proprietary information through patent, trademark, copyright and trade secret procedures. The Company currently has patents issued to it and numerous patent applications pending in the United States and foreign countries. There is no guarantee that the pending applications will mature into issued patents or that the patents issued will be held valid or will provide competitive advantage to the Company in the respective jurisdictions if challenged or circumvented. The laws of some foreign countries do not extend the same level of protection for intellectual property as do the laws of the United States. While the Company believes that the protection of its intellectual property by patents, copyrights and trade secrets has value, it also believes the continued innovative skills, technological expertise and management abilities of its employees underlies the success of the Company.

         Because of the rapid rate of technological innovation in the telecommunications industry, the high numbers of patents being applied for internationally and delays in various patent offices, it is not possible to anticipate whether each of the Company's products or any of their respective components may be covered by a patent applied for or issued to a third party. From time to time, the Company receives notice from third parties regarding patent or other intellectual property claims. If infringement is alleged, the Company believes that, based upon industry practice, any necessary license or right from a third party may be obtained on terms that would not have a material adverse effect on the Company's financial condition or its results of operations. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any challenge by a third party. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or litigation arising out of such other parties' assertion, could have a material adverse effect on the Company's business, operating results and financial condition.

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


EMPLOYEES

         As of December 31, 1997, the Company had a total of 6,681 employees.

ITEM 2.  PROPERTIES

         The Company's principal facilities are in the following locations:

                           Approximate Square
                                Footage
                      ----------------------------
 Location               Owned             Leased                              Description
 ------------------------------------------------------------------------------------------------------------------
 Plano, Texas          1,470,000          655,000     Corporate offices;  administration; engineering, research
                                                      and development; manufacturing and assembly; customer service and support; and warehousing.

 Copenhagen,            223,000           20,100      Administration; manufacturing  and assembly;  engineering,
 Denmark                                              research and development; and warehousing.

 Aguadilla, Puerto Rico    --             164,000     Manufacturing; assembly; and warehousing.

 Petaluma, California      --             162,000     Engineering, research and development; and assembly.

 Feltham and               --             87,000      Engineering,  research and  development;  customer  sales
 Ashford, England                                     and service; and warehousing.

 San Jose, Costa Rica      --             97,000      Manufacturing; assembly; and warehousing.

 Drogheda, Ireland         --             122,000     Manufacturing and assembly;  engineering, research and
                                                      development; and warehousing.

 Memphis, Tennessee        --             50,255      Administration; engineering, research and development; and
                                                      assembly.

         In late 1997, the Company began construction on a new customer service facility on the Plano campus. This facility, which will replace current leased facilities, will be approximately 200,000 square feet developed on approximately 16 acres of land. The Company owns approximately 291 acres of land in Plano, Texas and approximately 28 acres of land in Copenhagen, Denmark, of which 119 acres have been developed for existing facilities and the balance is undeveloped. The undeveloped land is expected to be used for future Company expansion. The Company also has additional leased facilities, which are primarily sales offices, located in various cities throughout the world. The Company believes that the above-described facilities are suitable and adequate to meet the Company's production requirements.

ITEM 3.  LEGAL PROCEEDINGS

         In August, 1996, the Company filed suit against Samsung Information Systems America, Inc., Samsung Electronics Co., Ltd. and James L. Bunch and later added additional defendants Leo Putchinski, Kevin Gallagher, Jim Olivier, Nancy Korman, Martin Wu, David Fox, Bhushan Gupta and Michael Bray (collectively the "Defendants"). The suit arises out of research and development that the Company was and is doing on a next-generation switching system. Many of the Defendants to this suit were long-term employees of the Company and were involved in the research and development of the Company's next-generation switching system. In the summer and early fall of 1996, Samsung hired each of these individuals and placed them into similar positions researching and developing Samsung's next-generation switching system.

         The Company alleges claims for breach of contract, theft of trade secrets, unfair competition and tortious interference with contract and prospective contractual relations. Based on these claims, the Company is seeking damages in an amount that is not yet specified. The Company is also seeking an injunction against the Defendants to prevent them from using the Company's trade secrets. The Company obtained a Temporary Restraining Order against Defendant Bunch on August 14, 1996.

         On December 31, 1996, the Defendants filed a counterclaim against the Company, alleging a variety of causes of action, including a claim for declaratory judgment, wrongful injunction, tortious interference with actual and prospective contractual relations, misappropriation of trade secrets, unfair competition, exclusion from telephony switch market, civil conspiracy, fraud and negligent misrepresentation, breach of fiduciary or confidential relationship, defamation and intentional infliction of emotional distress. These allegations arise primarily out of the filing and prosecution of the Company's suit against the Defendants.

         The Company believes that it has valid and substantial claims against the Defendants and valid defenses to the Defendants' counterclaims.

         On October 8, 1996, the Company filed suit against Pulse Communications, Inc. ("Pulsecom") alleging contributory copyright infringement and misappropriation of trade secrets relating to the manufacture and sale of a POTS line card advertised as compatible with the Company's Litespan-2000 system. The Company sought damages and an injunction barring further infringement of the Company's intellectual property rights by Pulsecom and its agents. Pulsecom filed a counterclaim alleging that the Universal Voice Grade line card manufactured by the Company for the Litespan-2000 system infringes U.
S. Patent No. 5,263,081 assigned to Pulsecom. The Company's claims against Pulsecom were dismissed by the trial court on June 10, 1997. Pulsecom's claims against the Company were dismissed August 29, 1997. Both parties have filed appeals. Based on the facts known at this time, the Company believes it has a valid defense to Pulsecom's claim and that the ultimate outcome of the dispute will not have a material adverse effect on the Company's consolidated financial position.

         On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleged that DGI misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. The Company sought damages for DGI's prior actions and permanent injunctive relief. DGI brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion and unfair competition. DGI's antitrust counterclaims were based upon allegations that the Company's claims constituted "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties were unlawful attempts to exclude competition, and that the Company had unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaim was based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asked the court to award unspecified actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief and attorneys' fees, and sought declaratory relief that DGI's sales of microprocessors did not violate any proprietary rights of the Company or any applicable law.

         The case was tried in January 1997 and the jury returned a verdict. The Court entered a final judgment on November 18, 1997. The judgment enjoined DGI from selling its microprocessor cards and included a net monetary judgment of $300,000 in the Company's favor. Both parties have filed appeals to the Fifth Circuit Court of Appeals.

         On December 22, 1997, Catherine Millet, the Company's former Vice President of advanced planning in the Access Products Division and her new employer, Advanced Fibre Communications ("AFC"), sued the Company in Roseville, California State Court for declaratory judgment against the Company. Millet is attempting to keep the Company from enforcing rights in its trade secrets and intellectual property which Millet will inevitably be required to use in her new position with AFC. Ms. Millet is performing the identical job function in advanced product planning that she performed for the Company in regard to the same line of products. The Company had previously sued AFC for theft of trade secrets in U. S. District Court. That case was resolved at trial.

         The Company plans to vigorously defend its trade secrets and intellectual property in this matter. In a related action, the Company has brought an action for patent infringement against AFC in Federal Court in Texarkana, Texas.

         The Company is also party to other routine legal proceedings incidental to its business.

         The Company does not believe the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected annually and serve at the pleasure of the Board of Directors. No family relationships exist among the executive officers of the Company. As of March 3, 1998, the executive officers of the Company are as follows:

    NAME                   AGE     PRESENT POSITION(S) WITH COMPANY
    ----                   ---     --------------------------------
Allen R. Adams             48     Senior Vice President
Wylie D. Basham            59     Senior Vice President
James L. Donald            66     Chairman of the Board, President,
                                  and Chief Executive Officer
Gerald F. Montry           59     Senior Vice President, Chief
                                  Financial Officer, and Director
Michael J. Pisterzi        38     Vice President

         Allen R. Adams joined the Company in 1979, as Director of Hardware and Systems Development. Since 1979, Mr. Adams has held a variety of project and design engineering positions. In May 1996 he was appointed Senior Vice President, Corporate Strategic Planning and Business Development.

         Wylie D. Basham joined the Company in February 1983 as Vice President, Quality and Reliability Assurance. In March 1993, he was appointed Vice President, Subassembly Operations, and in June of that year given the added responsibility for the Access Product Division. In August 1996, Mr. Basham was named Group Vice President, Switch Systems, with responsibility for the Company's switch and intelligent networking activity. In August 1997, Mr. Basham was named Senior Vice President, Product Group Operations.

         James L. Donald became President and a Director of the Company in March 1981. He was elected Chief Executive Officer in August 1981. Mr. Donald was elected Chairman of the Company's Board of Directors in 1989.

         Gerald F. Montry joined the Company in 1986 as Senior Vice President and Chief Financial Officer. In 1989, Mr. Montry was elected to the Company's Board of Directors.

         Michael J. Pisterzi joined the Company in 1993 as Director, Access Sales, for the Central U.S. Region. In October 1994, he was appointed Regional Vice President, Central U.S. Region. In September 1995, Mr. Pisterzi was appointed to lead the sales effort to the Bell Operating Companies as Vice President, Telco Sales. He now serves as Vice President, North American Sales and Global Customer Services.


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

         The following were the high and low closing prices of the Company's stock per the Nasdaq National Market:

1997:                                           High             Low
----                                            ----             ---
4th Quarter                                   $30 11/16        $20 23/32
3rd Quarter                                    32 1/8           21 11/16
2nd Quarter                                    26 7/16          18 5/8
1st Quarter                                    24 1/4           18

1996:                                          High              Low
----                                           ----              ---
4th Quarter                                   $23 1/8          $12 7/8
3rd Quarter                                    32 3/4           25 1/8
2nd Quarter                                    35 1/4           24 3/8
1st Quarter                                    37 1/8           22 7/8

         The Company has not paid or declared any cash dividends on the common stock since its organization. The closing price of the Company's common stock on March 3, 1998, was $19 1/16 per share. As of December 31, 1997, there were 4,694 shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is set forth on page 19 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in the text on pages 20 through 25 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages 26 through 44 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference from the information set forth on page 1 of the definitive proxy statement of the Company, filed in connection with its 1998 Annual Meeting of Stockholders on page 1 under the heading "ELECTION OF DIRECTORS", and on page 12 of such definitive proxy material under the heading "DIRECTORS CONTINUING IN OFFICE". The information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information set forth under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 15 of the definitive proxy statement of the Company, filed in connection with its 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information set forth under the headings "EXECUTIVE COMPENSATION" on pages 3 through 12, and "Compensation of Directors" on page 13 of the definitive proxy statement of the Company, filed in connection with its 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 14 of the definitive proxy statement of the Company, filed in connection with the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information set forth under the heading "Compensation of Directors" on page 13 of the definitive proxy statement of the Company, filed in connection with the 1998 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements and the financial statement schedule which are included in this Form 10-K or which are incorporated herein by reference.

                 1.       Financial Statements:

                          As of December 31, 1997 and 1996: Consolidated Balance Sheets

                          For the Years Ended December 31, 1997, 1996, and 1995:
                          -  Consolidated Statements of Operations
                          -  Consolidated Statements of Cash Flows
                          -  Consolidated Statements of Changes in
                             Shareholders' Equity

                          Notes to Consolidated Financial Statements

                          Report of Independent Auditors

                 2.       Financial Statement Schedule:

                          For the Years Ended December 31, 1997, 1996, and 1995:
                          -   Schedule II - Valuation and Qualifying Accounts

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

         3.      Exhibits:

                 3.1 Restated Certificate of Incorporation of DSC Communications Corporation dated October
                            27, 1997 (16)

                 3.2        Amended and Restated By-laws of the Company (13)

                 4.1 Rights Agreement, Dated as of April 25, 1996, Between the Company and KeyCorp Shareholder Services, Inc. as Rights Agent (10)

                 4.2 Form of Letter to the Company's Stockholders, Dated May 28, 1996, Relating to the Adoption of the Rights Agreement Described in Exhibit 4.1 (10)

                 4.3 Indenture, Dated August 12, 1997, between DSC Communications Corporation and the Bank of New York, as Trustee (14)

                 10.1       Employment Agreement Between the Company and James
                            L. Donald, Dated January 1, 1990 (3)

                 10.2       Executive Income Continuation Plan, Dated January
                            1, 1990, Between the Company and James L. Donald (3)

                 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald (3)

                 10.4 The Company's Amended and Restated 1984 Employee Stock Option Plan (2)

                 10.5 The Company's Amended and Restated 1988 Employee Stock Option Plan (2)

                 10.6 The Company's 1993 Employee Stock Option and Securities Award Plan (4)

                 10.7 The Company's 1993 Non-Employee Directors Stock Option Plan (4)

                 10.8 The Company's 1997 Non-Employee Directors Stock Option and Restricted Stock Plan (15)

                 10.9       The Company's Restoration Plan, Dated July 1, 1988
                            (1)

                 10.10 Form of Indemnification Agreement Between the Company and its Directors and Senior
                            Officers as Approved by the Board of
                            Directors and Entered Into on or After
                            January 22, 1990, and the Related Trust
                            Agreement, Dated March 1, 1990, Between
                            the Company and Texas Commerce Bank, N.A., as Trustee (2)

                 10.11 The 1990 Optilink Stock Option and Cash Payment Plan, Dated May 15, 1990 (3)

                 10.12 The Company's 1994 Long-Term Incentive Compensation Plan, Effective as of January 1, 1994 (5)

                 10.13 DSC Communications Corporation Executive Deferred Income Plan (6)

                 10.14 Note Purchase Agreement Between the Company and Certain Financial Institutions, dated
                            April 15, 1995 (7)

                 10.15 Multicurrency Credit Agreement, Dated as of May 8, 1996, Among the Company and Certain of its Subsidiaries and Certain Lenders
                            Providing for Unsecured Revolving Credit (9)

                 10.16 Promissory Note for 250 Million Danish Kroner dated July 23, 1996 to Den Danske Bank (11)

                 10.17 Line Letter for 250 Million Danish Kroner dated July 23, 1996 issued by Den Danske Bank (11)

                 10.18 Promissory Note for 300 Million Danish Kroner dated July 23, 1996 to Den Danske Bank (11)

                 10.19 Line Letter for 300 Million Danish Kroner dated July 23, 1996 issued by Den Danske Bank (11)

                 10.20      Guaranty dated July 23, 1996 (11)

                 10.21      Subordination Agreement dated July 23, 1996 (11)

                 10.22 First Amendment (Effective September 27, 1996) to the 250 Million Danish Kroner and the 300
                            Million Danish Kroner Promissory Notes to
                            Den Danske Bank, Guaranty and
                            Subordination Agreement dated July 23, 1996 (12)

                 10.23 First Amendment (Effective September 27, 1996) to Multicurrency Credit Agreement Dated May
                            8, 1996 (12)

                 10.24 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers and schedule thereto (18)

                 10.25 The Company's Annual Incentive Bonus Plan, Dated January 1, 1996 (8)

                 10.26 The Company's Supplemental Executive Retirement Plan, Dated July 1, 1997 (18)

                 10.27 Amended and Restated Agreement and Plan of Merger among the Company, CI Acquisition Company and Celcore, Inc., Dated October 29, 1997 (17)

                 13.1 1997 Annual Report to Shareholders (for EDGAR filing purposes only)

                 21.1       Subsidiaries of the Registrant (18)

                 23.1       Consent of Ernst & Young LLP (18)

                 27.1 Financial Data Schedule (for EDGAR filing purposes only)


MANAGEMENT CONTRACTS OR COMPENSATORY PLANS AND ARRANGEMENTS

         The following above-described exhibits are management contracts or compensatory plans and arrangements: 10.1 Employment Agreement Between the Company and James L. Donald, Dated January 1, 1990; 10.2 Executive Income Continuation Plan, Dated January 1, 1990, Between the Company and James L. Donald; 10.3 Insurance Ownership Agreement, Dated January 1, 1990, Between the Company and James L. Donald; 10.4 The Company's Amended and Restated 1984 Employee Stock Option Plan; 10.5 The Company's Amended and Restated 1988 Employee Stock Option Plan; 10.6 The Company's 1993 Employee Stock Option and Securities Award Plan; 10.7 The Company's 1993 Non-Employee Directors Stock Option Plan; 10.8 The Company's 1997 Non-Employee Directors Stock Option Plan;
10.9 The Company's Restoration Plan, Dated July 1, 1988; 10.10 Form of Indemnification Agreement Between the Company and its Directors and Senior Officers as Approved by the Board of Directors and Entered Into on or After January 22, 1990, and the Related Trust Agreement, Dated March 1, 1990, Between the Company and Texas Commerce Bank, N.A., as Trustee; 10.12 The Company's 1994 Long-Term Incentive Compensation Plan, Effective as of January 1, 1994; 10.13 DSC Communications Corporation Executive Deferred Income Plan;

10.24 Form of Amended and Restated Severance Compensation Agreement Between the Company and Certain of its Officers and schedule thereto; 10.25 The Company's Annual Incentive Bonus Plan, Dated January 1, 1996; 10.26 The Company's Supplemental Executive Retirement Plan, Dated July 1, 1997.


(b)      Reports on Form 8-K:

       Form 8-K, dated November 3, 1997

         Item 5. Other Events - Press Release related to acquisition of
                                Celcore, Inc.

         Item 7. Financial Statements and Exhibits

       Form 8-K, dated November 13, 1997

         Item 5. Other Events - Press Release related to the collection of the
                                $140 million judgment from Next Level
                                Communications.

         Item 7. Financial Statements and Exhibits

       Form 8-K, dated December 19, 1997

         Item 2. Acquisition or Disposition of Assets - Amended and Restated Agreement and Plan of Merger relating to the Celcore, Inc. acquisition.

       (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988

       (2) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1990 Annual Meeting of Stockholders

       (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990

       (4) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1993 Annual Meeting of Stockholders

       (5) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1994 Annual Meeting of Stockholders

       (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994

       (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

       (8) Incorporated by reference from the definitive proxy statement of the Company, filed in connection with the 1996 Annual Meeting of Stockholders


       (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

       (10) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 1996

       (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

       (12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

       (13) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996

       (14) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 1997

       (15) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-39469, filed with the Securities and Exchange Commission on November 4, 1997

       (16) Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-39591, filed with the Securities and Exchange Commission on November 5, 1997

       (17) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 1997

       (18)      Filed herewith

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for the historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K herein, including the matters relating to future performance, are forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents and technology, ability to attract and retain highly qualified personnel, quarterly earnings fluctuations from factors such as a shift in the mix of products delivered including the amount of software content and the impact of sales price changes, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue, the successful integration of strategic acquisitions, effects of consolidation among the Company's customer base, the success of underlying technologies in which the Company has chosen to target its products, the successful completion of certain multi-year projects which include requirements to develop new technologies including hardware, software and installation of infrastructure systems, effects of customer purchasing budgets, which have historically resulted in weaker demand for the Company's products in the first half of the year, and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                             DSC COMMUNICATIONS CORPORATION
                                                       (Registrant)

   March 31, 1998                                  /s/ JAMES L. DONALD
                                             --------------------------------
                                             James L. Donald, Chairman of the
                                             Board, President, Chief Executive
                                             Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                      Date
-------------------                      ----


/s/ James L. Donald                      March 31, 1998
---------------------------
James L. Donald, Chairman
of the Board, President, Chief
Executive Officer, and Director
(Principal Executive Officer)

/s/ Raymond J. Dempsey                   March 31, 1998
---------------------------
Raymond J. Dempsey
Director

/s/ Sir John Fairclough                  March 31, 1998
---------------------------
Sir John Fairclough
Director

/s/ James L. Fischer                     March 31, 1998
---------------------------
James L. Fischer
Director

/s/ Robert S. Folsom                     March 31, 1998
---------------------------
Robert S. Folsom
Director

/s/ William O. Hunt                      March 31, 1998
---------------------------
William O. Hunt
Director

/s/ Gerald F. Montry                     March 31, 1998
---------------------------
Gerald F. Montry, Senior Vice
President, Chief Financial
Officer, and Director
(Principal Financial Officer)


Signature and Title                           Date
-------------------                           ----
/s/ KENNETH R. VINES                          March 31, 1998
------------------------------
Kenneth R. Vines
Vice President, Finance
(Principal Accounting Officer)

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                        -------------------------------
                                 (In Thousands)


                                                            Additions
                                                    --------------------------
                                    Balance at                        Charged          Deductions        Balance at
                                    Beginning       Charged to        to Other            from             End of
       Receivables                  of Period         Income          Accounts           Reserves          Period
       -----------                  ----------      ----------       ----------        -----------       ----------
Year Ended December 31, 1997         $ 7,062         $ 7,626         $ 1,770(1)         $ 2,491(2)         $13,967
Year Ended December 31, 1996           6,904           1,381             660(1)           1,883(2)           7,062
Year Ended December 31, 1995           4,012           1,233           4,077(1)           2,418(2)           6,904


(1) The 1995 amount includes amounts related to the acquisition of DSC Communications A/S. The 1997 amount includes amounts related to the acquisition of Celcore Inc. Additionally, the 1996 and 1997 amounts include transfers from "Accrued Liabilities", to "Allowance for Doubtful Accounts".

(2)   Includes accounts written off, net of collections.

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------
10.24               Form of Amended and Restated Severance Compensation
                    Agreement between the Company and Certain of its Officers
                    and schedule thereto

10.26               The Company's Supplemental Executive Retirement Plan, Dated
                    July 1, 1997

13.1                1997 Annual Report to Shareholders

21.1                Subsidiaries of the Registrant

23.1                Consent of Ernst & Young LLP

27.1                Financial Data Schedule