Form 10-Q
period 1998-03-31
DSC COMMUNICATIONS CORP
filed 1998-05-15
CIK 316004

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018

                         DSC COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          54-1025763
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     1000 Coit Road, Plano, Texas                                      75075
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

                                 Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Number of Shares Outstanding
    Title of Each Class                                as of April 30, 1998
-----------------------------                      -----------------------------
Common Stock, $0.01 Par Value                             118,773,396

Item 1. Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                  March 31,       December 31,
                                                                     1998             1997
                                                                 -----------      -----------
                                                                 (Unaudited)
          Assets

 CURRENT ASSETS:
      Cash and cash equivalents ............................     $   258,082      $   277,200
      Marketable securities ................................         306,605          340,642
      Receivables ..........................................         339,733          436,093
      Inventories ..........................................         426,432          374,247
      Deferred income taxes.................................          97,276           79,879
      Other current assets .................................         113,387           86,969
                                                                 -----------      -----------
           Total current assets ............................       1,541,515        1,595,030
                                                                 -----------      -----------
 PROPERTY AND EQUIPMENT, at cost ...........................         889,275          870,943
      Less accumulated depreciation
        and amortization ...................................        (440,211)        (427,333)
                                                                 -----------      -----------
                                                                     449,064          443,610
                                                                 -----------      -----------
 CAPITALIZED SOFTWARE DEVELOPMENT COSTS ....................          78,439           72,341
 COST IN EXCESS OF NET ASSETS OF
   BUSINESS ACQUIRED, NET ..................................         157,031          159,594
 OTHER .....................................................         154,416          168,940
                                                                 -----------      -----------
           Total assets ....................................     $ 2,380,465      $ 2,439,515
                                                                 ===========      ===========

  Liabilities And Shareholders' Equity

 CURRENT LIABILITIES:
      Accounts payable .....................................     $   134,073      $   110,135
      Accrued liabilities ..................................         271,593          301,044
      Income taxes payable .................................           4,310           28,536
      Current portion of long-term debt ....................          32,622           32,602
                                                                 -----------      -----------
           Total current liabilities .......................         442,598          472,317
                                                                 -----------      -----------
 LONG-TERM DEBT, net of current portion ....................         625,869          629,206
 NONCURRENT INCOME TAXES
  AND OTHER LIABILITIES ....................................         122,643          122,172

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
      Common stock, $0.01 par value, issued -
         123,741 in 1998 and 123,050 in 1997;
         outstanding -  118,752 in 1998 and
         118,061 in 1997 ...................................           1,237            1,231
      Additional capital ...................................         761,340          755,963
      Unrealized gains on securities,
       net of income taxes .................................             215              194
      Accumulated translation adjustment ...................             729            2,494
      Retained earnings ....................................         468,945          499,049
                                                                 -----------      -----------
                                                                   1,232,466        1,258,931

      Treasury stock, at cost, 4,989 shares ................         (43,111)         (43,111)
                                                                 -----------      -----------
         Total shareholders' equity ........................       1,189,355        1,215,820
                                                                 -----------      -----------
               Total liabilities and
                 shareholders' equity ......................     $ 2,380,465      $ 2,439,515
                                                                 ===========      ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                         1998             1997
                                                      -----------      -----------
 Revenue ........................................     $   314,838      $   346,203
 Cost of revenue ................................         223,824          206,928
                                                      -----------      -----------
   Gross profit .................................          91,014          139,275
                                                      -----------      -----------

 Operating costs and expenses:
   Research and product development .............          69,253           54,781
   Selling, general and administrative ..........          59,400           58,051
   Other operating costs ........................           3,633            2,472
                                                      -----------      -----------
     Total operating costs and expenses .........         132,286          115,304
                                                      -----------      -----------

   Operating income (loss) ......................         (41,272)          23,971

 Interest income ................................           8,329            5,038
 Interest expense ...............................         (14,054)          (5,824)
 Other income (expense), net ....................            (787)           3,202
                                                      -----------      -----------
     Income (loss) before income taxes ..........         (47,784)          26,387
 Income tax expense (benefit) ...................         (17,680)          10,027
                                                      -----------      -----------
     Net income (loss) ..........................     $   (30,104)     $    16,360
                                                      ===========      ===========

 Basic income (loss) per share ..................     $     (0.25)     $      0.14
                                                      ===========      ===========
 Diluted income (loss) per share ................     $     (0.25)     $      0.14
                                                      ===========      ===========

 Average shares used in per share computation:
      Basic .....................................         118,212          117,020
      Diluted ...................................         118,212          119,075



See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              1998           1997
                                                            ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..................................     $ (30,104)     $  16,360
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
       Depreciation and amortization ..................        26,259         23,949
       Amortization of capitalized software
          development costs ...........................         8,219          6,524
       Deferred income taxes ..........................       (17,680)           125
   Decrease in current and long-term receivables ......       103,542         45,065
   Increase in inventories ............................       (45,090)       (14,694)
   Increase (decrease) in income taxes payable ........       (24,226)         4,874
   Other, including changes in other current
     assets and other liabilities .....................       (22,476)         2,453
                                                            ---------      ---------

           NET CASH PROVIDED BY (USED FOR)
           OPERATING ACTIVITIES .......................        (1,556)        84,656
                                                            ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ................       (29,127)       (30,339)
   Purchases of marketable securities .................      (244,290)       (93,281)
   Proceeds from sales and maturities of marketable
     securities .......................................       279,496         71,900
   Additions to capitalized software
     development costs ................................       (14,117)        (8,722)
   Other ..............................................       (10,300)           729
                                                            ---------      ---------

           NET CASH USED FOR
           INVESTING ACTIVITIES .......................       (18,338)       (59,713)
                                                            ---------      ---------


                                   (Continued)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                            1998           1997
                                                          ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term borrowings .................        (1,097)          (816)
   Proceeds from the sale of common stock
     under stock plans ..............................         2,191            493
   Other ............................................           (23)        (1,094)
                                                          ---------      ---------

           NET CASH PROVIDED BY (USED FOR)
           FINANCING ACTIVITIES .....................         1,071         (1,417)
                                                          ---------      ---------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH
            AND CASH EQUIVALENTS ....................          (295)          (569)
 NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS .............................       (19,118)        22,957
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...       277,200        155,101
                                                          ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD .........     $ 258,082      $ 178,058
                                                          =========      =========



 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ....................................     $  12,560      $   1,027
                                                          =========      =========

   Income taxes paid ................................     $  27,893      $     830
                                                          =========      =========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  March 31, 1998 and 1997 and December 31, 1997
                                   (Unaudited)


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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report to Shareholders for the year ended December 31, 1997.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. This standard requires disclosure of comprehensive income, defined as net income plus nonowner changes in shareholders' equity, such as accumulated translation adjustments and unrealized gains (losses) on certain marketable securities. For the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to ($31.8) million and $23.0 million, respectively. The primary difference between comprehensive income and net income in the first quarter of 1997 was the unrealized appreciation of an investment in common stock received from a litigation settlement.

INVENTORIES

Inventories consisted of the following (in thousands):

                                               March 31,   December 31,
                                                1998          1997
                                              ---------    ----------
       Raw Materials.......................   $ 100,709    $   88,796
       Work in Process.....................      25,598        17,840
       Finished Goods......................     300,125       267,611
                                              ---------    ----------
                                              $ 426,432    $  374,247
                                              =========    ==========

CREDIT AGREEMENTS AND LONG-TERM DEBT

The Company has an unsecured $160.0 million revolving credit facility with several banks which expires in May 2001. This facility provides for borrowings and issuances of letters of credit in various currencies. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at March 31, 1998 totaled $6.7 million, including $4.3 million issued to support various foreign subsidiary credit agreements. This facility contains various financial covenants and there have been no borrowings under this agreement. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $18.2 million with local banks.

The Company's senior debt agreements contain various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth. In 1998, the Company and its senior lenders agreed to amendments to the senior loan agreements modifying certain of these financial covenants. As a result, the Company is in compliance with all of the provisions of its senior loan agreements. In addition, the variable interest rate on certain senior borrowings (approximately $78.1 million outstanding at March 31, 1998) was increased from a maximum of 0.69% above Danish index rates to 0.80% above the index rate and maturities of $31.0 million of these borrowings were reduced from 2011 to 2001. The Company also agreed to increase the interest rate on other senior borrowings (approximately $168.8 million outstanding at March 31, 1998) from 9.0% to 9.6% and agreed to issue the lenders, contingent upon the Company's future credit rating, warrants to purchase the Company's common stock. The warrants, if issued, would be exercisable by the lenders for up to ten years at the fair market value of the Company's common stock at the date of issuance, which, based on the market price at March 31, 1998, would equate to approximately 185,000 warrants.

OTHER INCOME (EXPENSE), NET

Other income (expense), net in the first quarter of 1997 included a net gain of approximately $4.0 million from the sale of a portion of common stock received from a settlement of litigation in 1996.

INCOME TAXES

The Company provided an income tax benefit of $17.7 million for the first quarter of 1998 at the estimated annual effective income tax rate for 1998 of 37%. The income tax benefit and related increase in the deferred tax asset were recorded based on the Company's operating history as well as a current assessment that the Company will generate taxable earnings in the future.

The Company's income taxes include federal, foreign and state (including Puerto
Rico) income taxes. The effective income tax rate is based upon estimates for the full year for a number of variables including, among other things, forecasted income in the United States and foreign jurisdictions. The effective tax rate could change as estimates of these and other variables are finalized at the end of the year.

INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share data):

                                                           March 31,      March 31,
                                                             1998           1997
                                                          -----------    ----------
Numerator:
       Net income (loss)...............................   $   (30,104)   $   16,360

Denominator for basic income (loss) per share:
       Weighted average shares outstanding.............       118,212       117,020
Effect of dilutive securities:
       Stock options and awards........................            --         2,055
                                                          -----------    ----------
Denominator for diluted income
       (loss) per share................................       118,212       119,075

Basic income (loss) per share..........................   $     (0.25)   $     0.14
                                                          ===========    ==========
Diluted income (loss) per share........................   $     (0.25)   $     0.14
                                                          ===========    ==========

In the first quarter of 1998 and 1997, the number of stock options and awards excluded from the computation of income (loss) per share because of their antidilutive effect was 12.2 million and 4.4 million shares, respectively. In addition, approximately 8.0 million shares of common stock issuable upon conversion of the 7% convertible notes were excluded from the calculation of income (loss) per share in first quarter of 1998 due to their antidilutive effect.

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company has guarantees of $67.3 million outstanding at March 31, 1998 supporting bid and performance bonds to customers and others, of which $2.4 million were collateralized by letters of credit issued under the Company's credit facility. Additionally, in the past, the Company has sold customer receivables and leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of the sales-type and operating lease receivables which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.8 million at March 31, 1998. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

At March 31, 1998, the Company had forward foreign exchange contracts of $39.9 million outstanding.

Litigation

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

On May 25, 1994, the Company filed suit against DGI Technologies, Inc. ("DGI"), a Texas corporation, in the United States District Court for the Northern District of Texas, Dallas Division. The Company alleged that DGI misappropriated the Company's trade secrets regarding digital trunk interface cards and microprocessor cards. The Company sought damages for DGI's prior actions and permanent injunctive relief. DGI brought counterclaims for alleged violations of federal antitrust statutes, tortious interference, industrial espionage, misappropriation of trade secrets, trespass, conversion and unfair competition. DGI's antitrust counterclaims were based upon allegations that the Company's claims constituted "sham" litigation, that the Company's statements to customers about the impact of their use of DGI products on the Company's warranties were unlawful attempts to exclude competition, and that the Company unlawfully tied the sale of its microprocessors to the sale of other products. The balance of DGI's counterclaim was based upon certain investigative procedures employed by the Company in connection with this controversy. DGI asked the court to award unspecified actual damages, treble damages under antitrust statutes, punitive damages, injunctive relief and attorneys' fees, and sought declaratory relief that DGI's sales of microprocessors did not violate any proprietary rights of the Company or any applicable law.

The case was tried in January 1997 and the jury returned a verdict. The Court entered a final judgment on November 18, 1997. The judgment enjoined DGI from selling its microprocessor cards and included a net monetary judgment of $0.3 million in the Company's favor. Both parties have filed appeals to the Fifth Circuit Court of Appeals.

On December 22, 1997, Catherine Millet, the Company's former Vice President of advanced planning in the Access Products Division and her new employer, Advanced Fibre Communications, Inc. ("AFC"), sued the Company in Roseville, California State Court for declaratory judgment against the Company. Millet is attempting to keep the Company from enforcing rights in its trade secrets and intellectual property which Millet will inevitably be required to use in her new position with AFC. Ms. Millet is performing the identical job function in advanced product planning that she performed for the Company in regard to the same line of products. The Company had previously sued AFC for theft of trade secrets in
U. S. District Court. That case was resolved at trial.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q herein, including the matters relating to future performance, are forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

For the three months ended March 31, 1998, the Company reported revenue of $314.8 million and a net loss of $30.1 million, or $0.25 per diluted share, compared to revenue of $346.2 million and net income of $16.4 million, or $0.14 per diluted share, for the three months ended March 31, 1997.

The revenue decline in the first quarter of 1998 occurred primarily within the access and switch product groups. These declines more than offset an increase in transport revenues, including increased revenues from the Company's European optical transmission business and broadband digital cross-connect business. The Company believes that the confluence of several factors in the first quarter led to the lower than anticipated revenue levels in the switch and access product groups. Among these factors was merger and restructuring activity among certain of the Company's larger long-distance customers, softness in deliveries of wireless switch platforms, effects of the Asian economic crisis and lower than anticipated levels of access line card shipments. Although there can be no assurance, the Company expects improvements in these market conditions during the last half of 1998.

Gross profit as a percentage of revenue was 29% for the 1998 first quarter compared to 40% in the same period of 1997. Gross profit in the first quarter of 1998 was negatively impacted by lower than anticipated business volumes and shifts in the mix of products sold, including a lower level of higher margin Litespan-2000 line card shipments relative to lower margin base infrastructure system shipments. The Company's gross margin percentage and operating performance could vary significantly from period to period in the future due to changes in the relative mix of product deliveries, as was experienced in the first quarter of 1998, software content and the impact of sales price changes.

The Company's European transmission business continued to incur operating losses in the first quarter of 1998 and the newly acquired cellular infrastructure business also had an operating loss. The ultimate profitability of these businesses is dependent upon successful market acceptance and deployment of these products.

Research and product development expenses were $69.3 million, or 22% of revenue, for the three month period ended March 31, 1998 compared to $54.8 million, or 16% of revenue, for the three month period ended March 31, 1997. The Company continues to make a substantial investment in research and development to maintain the Company's ongoing development of new products and enhancements to existing products across all strategic product areas, including the cellular infrastructure business acquired in December 1997. Selling, general and administrative expenses totaled $59.4 million, or 19% of revenue, for the three month period ended March 31, 1998 compared to $58.1 million, or 17% of revenue, for the same period in 1997. The Company's active pursuit of claims related to its intellectual property rights have resulted in increased legal expenses which may continue at a high level as this litigation progresses. See "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

Interest income and interest expense were at higher levels in the first quarter of 1998 compared to the 1997 first quarter primarily as a result of the convertible debt offering in August 1997. Other income (expense), net in the first quarter of 1997 included a net gain related to a litigation settlement of approximately $4.0 million. See "Other Income (Expense), Net" in Notes to Condensed Consolidated Financial Statements for further discussion.

See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for information on the Company's income taxes during 1998.

Financial Condition and Liquidity

The Company's cash and cash equivalents at March 31, 1998 were $258.1 million compared to $277.2 million at December 31, 1997, and marketable securities were $306.6 million at March 31, 1998 compared to $340.6 million at December 31, 1997.

Cash of $1.6 million was used in operating activities. Cash use resulting from the Company's net loss, inventory growth and a significant U.S. income tax payment offset cash generated from a reduction in receivables. The inventory growth of approximately $45.1 million was due to production levels based on forecasted demand exceeding first quarter shipment levels. In order to reduce the risk of collection associated with the Company's receivables, among other things, the Company has historically sold both current and long-term receivables primarily without recourse. The net proceeds collected from the receivable sales in the first quarter of 1998 were $59.5 million. The Company may from time to time continue to sell receivables in the future.

Investing activities during the three months ended March 31, 1998 included additions to property and equipment of $29.1 million. The Company anticipates that capital expenditures for 1998 could be in the range of $150 million to $170 million. This amount includes expected capital additions related to the new customer service facility currently being constructed on the Plano campus. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

As discussed in "Credit Agreements and Long-Term Debt" in Notes to Condensed Consolidated Financial Statements, the Company has an unsecured $160.0 million revolving credit agreement. There have been no borrowings under this credit facility.

Outstanding letters of credit, which totaled $6.7 million at March 31, 1998, reduce the amount of available borrowings. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $18.2 million with local banks.

As discussed in "Credit Agreements and Long-Term Debt" in Notes to Condensed Consolidated Financial Statements, in 1998, certain financial covenants in the Company's senior loan agreements were modified and, as a result, the Company continues to be in compliance with the provisions of its senior loan agreements. The Company believes it will remain in compliance with the provisions of its loan agreements for the foreseeable future. However, should the Company's operating results continue to deteriorate in the future, additional amendments or waivers to these agreements could become necessary.

Additionally, maturities of $31.0 million on a senior note were reduced from 2011 to 2001. As a result, total long-term debt maturities in 2001 have increased from $53.2 million to $84.2 million. See "Credit Agreements and Long-Term Debt" in Notes to Condensed Consolidated Financial Statements for further discussion.

The Company is party to certain litigation, as disclosed in "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position.

The Company believes that its existing cash and short-term investments and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments. In order to remain competitive in the future, the Company believes that it will become increasingly necessary to offer financing alternatives to both domestic and international customers. To the extent such financing becomes significant or other business requirements arise, additional financing could become necessary.

Risks and Uncertainties

The Company's future operating results may be affected by a number of factors, including, but not limited to, the introduction and market acceptance of new products on a timely basis as previously discussed; mix of products sold; the impact of sales price changes; the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; manufacturing lead times; significant fluctuations in foreign currency exchange rates; the successful integration of strategic acquisitions; effects of consolidation among the Company's customer base; the success of underlying technologies in which the Company has chosen to target certain of its products; the successful completion of certain multi-year projects which include requirements to develop new technologies including hardware, software and installation of infrastructure systems; effects of customer purchasing budgets, which have historically resulted in weaker demand for the Company's products in the first half of the year; and changes in general worldwide economic conditions, any of which could have an adverse impact on operating results. The industry in which the Company operates requires substantial investment in product development, capital and, at times, inventory prior to customer acceptance of new products or enhancements to existing products. One of the keys to the Company's overall success has been anticipating the appropriate timing of such activities. Delays in product completion and/or slower than expected market acceptance of certain newer products have in the past negatively impacted the Company's operating performance and also, in certain cases, resulted in adjustments to carrying values of assets. Future operating performance could be impacted should timing of further product development and/or market acceptance be delayed.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Stockholders was held on April 30, 1998. The following matters were voted on by the stockholders:

1. Election of three Class II Directors. Sir John Fairclough, William O. Hunt and Gerald F. Montry were elected to the Board of Directors as Class II Directors for terms extending through the 2001 Annual Meeting of Stockholders. The vote was 102,621,440 shares in favor of Sir John Fairclough, with 5,452,263 votes withheld, 102,608,880 shares in favor of William O. Hunt, with 5,464,823 votes withheld and 102,623,007 shares in favor of Gerald F. Montry, with 5,450,696 votes withheld.

Item 6.  Exhibits and Reports on Form 8-K.

A. Exhibits.

   27.1 Financial Data Schedule - March 31, 1998 (for EDGAR filing purposes only).

   27.2 Restated Financial Data Schedule - March 31, 1997 and March 31, 1996 (for EDGAR filing purposes only).

B. Reports on Form 8-K.

   Form 8-K, dated February 17, 1998

       Item 2. Acquisition or Disposition of Assets - disposition of fixed wireless local loop business

       Item 7.   Financial Statements and Exhibits - Amended and
                 Restated Asset Purchase Agreement, Pro Forma
                 Financial Statements

   Form 8-K, dated April 2, 1998

       Item 5. Other Events - press release announcing results for the first quarter 1998 to be lower than previously anticipated

       Item 7.   Financial Statements and Exhibits - Press Release

   Form 8-K, dated April 3, 1998

       Item 5.   Other Events - press release announcing James L.
                 Donald's intention to retire

       Item 7.   Financial Statements and Exhibits - Press Release

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DSC COMMUNICATIONS CORPORATION


Dated: May 15, 1998                          By: /s/ Kenneth R. Vines
                                                 -------------------------------
                                                 Kenneth R. Vines
                                                 Vice President, Finance,
                                                 duly authorized officer
                                                 and principal accounting
                                                 officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
 27.1          Financial Data Schedule - March 31, 1998

 27.2 Restated Financial Data Schedule - March 31, 1997 and March 31, 1996.