Form 10-Q
period 1998-06-30
DSC COMMUNICATIONS CORP
filed 1998-08-14
CIK 316004

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number: 0-10018
                       ---------

                         DSC COMMUNICATIONS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    54-1025763
--------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           1000 Coit Road, Plano, Texas                  75075
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

                               Yes X       No
                                  ----       ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes          No
                                 ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Number of Shares Outstanding
        Title of Each Class                          as of July 31, 1998
--------------------------------            -----------------------------------
   Common Stock, $0.01 Par Value                         119,098,418

Item 1.  Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                     June 30,           December 31,
                                                                                      1998                1997
                                                                              ------------------   -------------------
                                                                                  (Unaudited)
              Assets
------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents ..............................................        $   158,940         $   277,200
  Marketable securities ..................................................            328,121             340,642
  Receivables ............................................................            392,740             436,093
  Inventories ............................................................            390,338             374,247
  Deferred income taxes ..................................................            100,032              79,879
  Other current assets ...................................................            132,252              86,969
                                                                                  -----------         -----------
       Total current assets ..............................................          1,502,423           1,595,030
                                                                                  -----------         -----------

PROPERTY AND EQUIPMENT, at cost ..........................................            921,032             870,943
  Less accumulated depreciation
   and amortization ......................................................           (454,918)           (427,333)
                                                                                  -----------         -----------
                                                                                      466,114             443,610
                                                                                  -----------         -----------

CAPITALIZED SOFTWARE DEVELOPMENT COSTS ...................................             82,692              72,341
COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED, NET ...............................................            154,379             159,594
OTHER ....................................................................            157,738             168,940
                                                                                  -----------         -----------

           Total assets ..................................................        $ 2,363,346         $ 2,439,515
                                                                                  ===========         ===========

  Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable .......................................................        $   107,085         $   110,135
  Accrued liabilities ....................................................            312,234             301,044
  Income taxes payable ...................................................                259              28,536
  Current portion of long-term debt ......................................             32,590              32,602
                                                                                  -----------         -----------
       Total current liabilities .........................................            452,168             472,317
                                                                                  -----------         -----------

LONG-TERM DEBT, net of current portion ...................................            598,154             629,206
NONCURRENT INCOME TAXES
 AND OTHER LIABILITIES ...................................................            124,070             122,172

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value, issued -
  123,944 in 1998 and 122,377 in 1997;
   outstanding - 118,955 in 1998 and
   117,388 in 1997 .......................................................              1,239               1,231
  Additional capital .....................................................            765,630             755,963
  Unrealized gains on securities,
   net of income taxes ...................................................                375                 194
  Accumulated translation adjustment .....................................                567               2,494
  Retained earnings ......................................................            464,254             499,049
                                                                                  -----------         -----------
                                                                                    1,232,065           1,258,931

  Treasury stock, at cost, 4,989 shares ..................................            (43,111)            (43,111)
                                                                                  -----------         -----------
     Total shareholders' equity ..........................................          1,188,954           1,215,820
                                                                                  -----------         -----------
           Total liabilities and
             shareholders' equity ........................................        $ 2,363,346         $ 2,439,515
                                                                                  ===========         ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     ---------------------------         ----------------------------
                                                         1998             1997              1998              1997
                                                     ---------         ---------         ---------         ---------

Revenue .....................................        $ 388,446         $ 382,883         $ 703,284         $ 729,086
Cost of revenue .............................          268,023           226,327           491,847           433,255
                                                     ---------         ---------         ---------         ---------
  Gross profit ..............................          120,423           156,556           211,437           295,831
                                                     ---------         ---------         ---------         ---------

Operating costs and expenses:
  Research and product development ..........           66,616            59,545           135,869           114,326
  Selling, general and administrative .......           62,719            57,335           122,119           115,386
  Other operating costs .....................            3,493             2,462             7,126             4,934
                                                     ---------         ---------         ---------         ---------
    Total operating costs and expenses ......          132,828           119,342           265,114           234,646
                                                     ---------         ---------         ---------         ---------

  Operating income (loss) ...................          (12,405)           37,214           (53,677)           61,185

Interest income .............................            7,702             4,513            16,031             9,551
Interest expense ............................          (12,647)           (4,988)          (26,701)          (10,812)
Other income (expense), net .................            9,904            30,708             9,117            33,910
                                                     ---------         ---------         ---------         ---------
    Income (loss) before income taxes .......           (7,446)           67,447           (55,230)           93,834
Income tax expense (benefit) ................           (2,755)           25,630           (20,435)           35,657
                                                     =========         =========         =========         =========
    Net income (loss) .......................        $  (4,691)        $  41,817         $ (34,795)        $  58,177
                                                     =========         =========         =========         =========

Basic income (loss) per share ...............        $   (0.04)        $    0.36         $   (0.29)        $    0.50
                                                     =========         =========         =========         =========
Diluted income (loss) per share .............        $   (0.04)        $    0.35         $   (0.29)        $    0.49
                                                     =========         =========         =========         =========

Average shares used in per share computation:
    Basic ...................................          118,350           117,124           118,276           117,072
    Diluted .................................          118,350           119,301           118,276           119,188


See the accompanying Notes to Condensed Consolidated Financial Statements.

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                           ---------------------------------------
                                                                 1998               1997
                                                           ----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..................................        $ (34,795)        $  58,177
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization ..................           52,997            48,609
      Amortization of capitalized software
         development costs ...........................           16,765            12,276
      Deferred income taxes ..........................          (20,435)            5,699
      Gain from sales of stock received from
         1996 litigation settlement ..................               --           (35,494)
  Decrease in current and long-term receivables ......           47,975            13,861
  Increase in inventories ............................           (8,407)          (28,547)
  Increase (decrease) in income taxes payable ........          (28,277)           19,956
  Other, including changes in other
    assets, current payables and other liabilities ...          (29,406)          (29,936)
                                                              ---------         ---------

          NET CASH PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES .......................           (3,583)           64,601
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ................          (67,731)          (77,850)
  Purchases of marketable securities .................         (521,730)         (122,244)
  Proceeds from sales and maturities of marketable
    securities .......................................          535,961           152,447
  Proceeds from sales of stock received from
    1996 litigation settlement .......................               --            35,494
  Additions to capitalized software
    development costs ................................          (26,916)          (22,507)
  Other ..............................................           (8,862)          (11,535)
                                                              ---------         ---------

          NET CASH USED FOR
          INVESTING ACTIVITIES .......................          (89,278)          (46,195)
                                                              ---------         ---------


                                   (Continued)

                 DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)



                                                                   Six Months Ended
                                                                        June 30,
                                                            -------------------------------
                                                                 1998              1997
                                                            ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings .................          (30,312)          (29,443)
  Proceeds from the sale of common stock
     under stock plans .............................            4,499             1,041
  Other ............................................              547             4,018
                                                            ---------         ---------

          NET CASH USED FOR
          FINANCING ACTIVITIES .....................          (25,266)          (24,384)
                                                            ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
          AND CASH EQUIVALENTS .....................             (133)             (767)
NET DECREASE IN CASH AND CASH
          EQUIVALENTS ..............................         (118,260)           (6,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...          277,200           155,101
                                                            ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........        $ 158,940         $ 148,356
                                                            =========         =========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ....................................        $  22,954         $   9,618
                                                            =========         =========

  Income taxes paid ................................        $  33,658         $  10,934
                                                            =========         =========




See the accompanying Notes to Condensed Consolidated Financial Statements.

                DSC COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  June 30, 1998 and 1997 and December 31, 1997
                                  (Unaudited)

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

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. This standard requires disclosure of comprehensive income, defined as net income plus nonowner changes in shareholders' equity, such as accumulated translation adjustments and unrealized gains (losses) on certain marketable securities. For the three months ended June 30, 1998 and 1997, total comprehensive income (loss) amounted to ($4.7) million and $28.8 million, respectively. Total comprehensive income
(loss) amounted to ($36.5) million and $51.8 million for the six months ended June 30, 1998 and 1997, respectively. The primary difference between comprehensive income and net income for the three months ended June 30, 1997 is related to a decrease in unrealized appreciation due to the sale of an investment in common stock received from a litigation settlement.

PENDING MERGER

On June 3, 1998, Alcatel Alsthom ("Alcatel") and the Company signed a definitive agreement under which Alcatel will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement all outstanding shares of the Company's stock will be exchanged at a ratio of 0.815 of an Alcatel ADS for each outstanding DSC share. Based on the closing price of Alcatel's ADS on June 3, 1998, the total value of the acquisition is approximately $4.4 billion. The transaction will be accounted for under the purchase method of accounting.

The transaction is expected to close in the third quarter of 1998 subject to various terms and conditions including the approval of Company shareholders and regulatory agencies. The Company's shareholders have been asked to vote on the proposed merger at a Special Meeting to be held on August 27, 1998.

INVENTORIES

Inventories consisted of the following (in thousands):

                                                                              June 30,             December 31,
                                                                                1998                  1997
                                                                            ------------           ------------
       Raw Materials.................................................       $   92,246             $   88,796
       Work in Process...............................................           20,677                 17,840
       Finished Goods................................................          277,415                267,611
                                                                            ------------            -----------
                                                                            $  390,338             $  374,247
                                                                            ============           ============


CREDIT AGREEMENTS AND LONG-TERM DEBT

The Company has an unsecured $160.0 million revolving credit facility with several banks which expires in May 2001. This facility provides for borrowings and issuances of letters of credit in various currencies. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the banks on behalf of the Company. The letters of credit issued by the banks under this agreement at June 30, 1998 totaled $2.2 million. This facility contains various financial covenants and there have been no borrowings under this agreement. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $18.3 million with local banks.

The Company's senior debt agreements contain various financial covenants, including among other things, minimum net worth, maintenance of certain fixed charge ratios and maximum allowable indebtedness to net worth. In 1998, the Company and its senior lenders agreed to amendments to the senior loan agreements modifying certain of these financial covenants. As a result, the Company is in compliance with all of the provisions of its senior loan agreements. In addition, the variable interest rate on certain senior borrowings (approximately $79.7 million outstanding at June 30, 1998) was increased from a maximum of 0.69% above Danish index rates to 0.80% above the index rate and maturities of $31.0 million of these borrowings were reduced from 2011 to 2001. The Company also agreed to increase the interest rate on other senior borrowings (approximately $140.6 million outstanding at June 30, 1998) from 9.0% to 9.6%. Should the Company's credit rating be downgraded, the Company has also agreed to pay the lenders (i) $2.5 million in cash if the merger (see "Pending Merger") is consummated, or (ii) warrants to purchase the Company's common stock with an equivalent value of $2.5 million should the merger not be consummated. The warrants, if issued, would be exercisable by the lenders for up to ten years at the fair market value of the Company's common stock at the date of issuance.

OTHER INCOME (EXPENSE), NET

Included in Other income (expense), net for the second quarter of 1998 was a pre-tax gain of $10.0 million from the sale of the Company's remaining investment in Airspan Communications Corporation ("Airspan"). Other income (expense), net in the first and second quarters of 1997 included pre-tax gains of approximately $4.0 million and $31.5 million, respectively, from sales of common stock received from a settlement of litigation in 1996.

INCOME TAXES

The Company provided an income tax benefit of $20.4 million for the first half of 1998 at the estimated annual effective income tax rate of 37%. The income tax benefit and related increase in the deferred tax asset were recorded based on the Company's operating history as well as a current assessment that the Company will generate taxable earnings in the future.

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

INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                              ------------------------------  -----------------------------
                                                  1998            1997            1998            1997
                                              --------------  --------------  -------------   -------------
Numerator:
   Net income (loss) ................        $  (4,691)        $  41,817        $ (34,795)        $  58,177

Denominator for basic income
   (loss) per share:
   Weighted average shares
     outstanding ....................          118,350           117,124          118,276           117,072
Effect of dilutive securities:
   Stock options and awards .........               --             2,177               --             2,116
                                             ---------         ---------        ---------         ---------
Denominator for diluted income
   (loss) per share .................          118,350           119,301          118,276           119,188

Basic income (loss) per share .......        $   (0.04)        $    0.36        $   (0.29)        $    0.50
                                             =========         =========        =========         =========
Diluted income (loss) per share .....        $   (0.04)        $    0.35        $   (0.29)        $    0.49
                                             =========         =========        =========         =========

For both the three and six months ended June 30, 1998, the number of stock options and awards excluded from the computation of income (loss) per share because of their antidilutive effect was 12.2 million shares, compared to 4.3 million shares for the same periods in 1997. In addition, approximately 8.0 million shares of common stock issuable upon conversion of the 7% convertible notes were excluded from the calculation of income (loss) per share for the three and six months ended June 30, 1998 due to their antidilutive effect.


COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company has guarantees of $69.1 million outstanding at June 30, 1998 supporting bid and performance bonds to customers and others, of which $2.2 million were collateralized by letters of credit issued under the Company's credit facility. Additionally, in the past, the Company has sold customer receivables and leases under agreements which contain recourse provisions. The Company could be obligated to repurchase a portion of the sales-type and operating lease receivables which were previously sold on a partial recourse basis, the terms of which allow the Company to limit its risk of loss to approximately $7.5 million at June 30, 1998. The Company believes it has adequate reserves for any ultimate losses associated with these contingencies.

At June 30, 1998, the Company had forward foreign exchange contracts of $54.1 million outstanding.

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

On January 22, 1998, the Company filed patent infringement action against AFC, in federal court, Texarkana, Texas. On May 28, 1998, AFC filed a counterclaim against the Company alleging Sherman Act violation, unfair competition, interference with business advantage, breach of contract, fraud, and negligent misrepresentation. While no specific amount of damages is stated by AFC, treble and punitive damages are also requested.

On July 2, 1998, Charles Grimes, a shareholder of the Company, filed a complaint in Delaware State Court against the Company and all of its current directors. Styled as a class action, it alleges corporate waste. The complaint does not seek to enjoin or interfere with the merger. The Company believes that the allegation is wholly without merit, and it intends to pursue several valid defenses.

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

Pending Merger

On June 3, 1998, Alcatel and the Company signed a definitive agreement under which Alcatel will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement all outstanding shares of the Company's stock will be exchanged at a ratio of 0.815 of an Alcatel ADS for each outstanding DSC share. Based on the closing price of Alcatel's ADS on June 3, 1998, the total value of the acquisition is approximately $4.4 billion. The transaction will be accounted for under the purchase method of accounting.

The transaction is expected to close in the third quarter of 1998 subject to various terms and conditions including the approval of Company shareholders and regulatory agencies. The Company's shareholders have been asked to vote on the proposed merger at a Special Meeting to be held on August 27, 1998.

Results of Operations

For the three months ended June 30, 1998, the Company reported revenue of $388.4 million and a net loss of $4.7 million, or $0.04 per diluted share, compared to revenue of $382.9 million and net income of $41.8 million, or $0.35 per diluted share, for the three months ended June 30, 1997. Net income for the second quarter of 1998 included a pre-tax gain of $10.0 million (after-tax gain of $6.3 million or $0.05 per diluted share) from the sale of Company's remaining investment in Airspan Communications Corporation. Second quarter 1997 net income included a pre-tax gain of approximately $31.5 million (after-tax gain of $19.5 million or $0.16 per diluted share) from the sale of stock received from a 1996 litigation settlement. Excluding the effects of these special gains, the net loss for the three months ended June 30, 1998 was $11.0 million, or $0.09 per diluted share, compared to net income of $22.3 million, or $0.19 per diluted share, for the same period in 1997. For the six months ended June 30, 1998, the Company reported revenue of $703.3 million and a net loss of $34.8 million, or $0.29 per diluted share compared to revenue of $729.1 million and net income of $58.2 million, or $0.49 per diluted share for the same period in 1997. Excluding the effects of special gains, the net loss for the first half of 1998 was $41.1 million, or $0.35 per diluted share, compared to net income of $36.2 million, or $0.31 per diluted share, for the six months ended June 30, 1997.

Although revenue levels for the 1998 and 1997 second quarters remained comparable, revenue of access and transmission products increased, while switch product deliveries declined. The lower level of switch product revenue was due to a number of factors, including the reduction in deliveries of wireless switch platforms, delayed purchasing decisions by certain long-distance customers involved in merger and restructuring activities, and delayed customer orders from a key Japanese customer.

Gross profit as a percentage of revenue was 31% and 30% for the three and six months ended June 30, 1998, respectively, compared to 41% for the same periods in 1997. The gross profit percentage for the second quarter of 1998 was negatively impacted by a higher volume of access and transmission products which have traditionally produced lower margins than switching products. The Company's gross profit percentage and operating performance could vary significantly from period to period in the future due to changes in the relative mix of product deliveries, as was experienced in the first half of 1998, software content and the impact of sales price changes.

The Company's European transmission business and newly acquired cellular infrastructure business continued to incur operating losses in the first half of 1998. The ultimate profitability of these businesses is dependent upon successful market acceptance and deployment of these products.

Research and product development expenses were $66.6 million, or 17% of revenue, in the second quarter of 1998, compared to $59.5 million, or 16% of revenue, for the same period in 1997. For the first half of 1998, research and development expenses were $135.9 million, or 19% of revenue, compared to $114.3 million, or 16% of revenue for the same period in 1997. The Company continues to make a substantial investment in research and development to maintain the Company's ongoing development of new products and enhancements to existing products across all strategic product areas, including the cellular infrastructure business acquired in December 1997.

Selling, general and administrative expenses totaled $62.7 million and $122.1 million for the three and six months ended June 30, 1998, respectively, compared to $57.3 million and $115.4 million, respectively, for the same periods in 1997. As a percentage of revenue, selling, general and administrative expense was 16% and 17% for the three and six months ended June 30, 1998, compared to 15% and 16% for the same periods in 1997. The Company's active pursuit of claims related to its intellectual property rights have resulted in increased legal expenses which may continue at a high level as this litigation progresses. See "Litigation" under "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for further discussion.

Interest income and interest expense were at higher levels in the first half of 1998 compared to the 1997 first half primarily as a result of the convertible debt offering in August 1997. Included in Other income (expense), net for the second quarter of 1998 was a pre-tax gain of $10.0 million related to the sale of the Company's remaining investment in Airspan. For the first and second quarters of 1997, Other income (expense), net included pre-tax gains of $4.0 million and $31.5 million, respectively, resulting from the sales of stock received as part of a litigation settlement in 1996. See "Other Income (Expense), Net" in Notes to Condensed Consolidated Financial Statements for further discussion.

See "Income Taxes" in Notes to Condensed Consolidated Financial Statements for information on the Company's income taxes during 1998.

Financial Condition and Liquidity

The Company's cash and cash equivalents at June 30, 1998 were $158.9 million compared to $277.2 million at December 31, 1997, and marketable securities were $328.1 million at June 30, 1998 compared to $340.6 million at December 31, 1997.

Cash of $3.6 million was used in operating activities. Cash usage resulted primarily from the Company's net loss and a significant U.S. income tax payment, substantially offset by a reduction in receivables. In order to reduce the risk of collection associated with the Company's receivables, among other things, the Company has historically sold both current and long-term receivables primarily without recourse. The net proceeds collected from the receivable sales in the first six months of 1998 were $96.7 million. The Company may from time to time continue to sell receivables in the future.

Investing activities during the six months ended June 30, 1998 included additions to property and equipment of $67.7 million. The Company anticipates that capital expenditures for 1998 could be in the range of $140 million to $160 million. This amount includes capital additions related to a new customer service facility on the Plano campus, which is expected to be completed in the third quarter of 1998. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

The Company received proceeds of approximately $35.5 million in the first half of 1997 from the sales of common stock received as part of a litigation settlement in 1996.

In April 1998, the Company made a scheduled annual principal payment of $28.1 million on the $225.0 million loan entered into during 1995.

As discussed in "Credit Agreements and Long-Term Debt" in Notes to Condensed Consolidated Financial Statements, the Company has an unsecured $160.0 million revolving credit agreement. There have been no borrowings under this credit facility. Outstanding letters of credit, which totaled $2.2 million at June 30, 1998, reduce the amount of available borrowings. Two of the Company's foreign subsidiaries also have credit agreements providing for borrowings of up to $18.3 million with local banks.

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

Additionally, the Company agreed to repay a senior lender $31.0 million of senior notes previously due in 2011 in 2001. As a result, total long-term debt maturities in 2001 have increased from $53.2 million to $84.2 million. See "Credit Agreements and Long-Term Debt" in Notes to Condensed Consolidated Financial Statements for further discussion.

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

Risks and Uncertainties

The Company has taken action to understand the nature and extent of the work required to make its products, systems and infrastructure Year 2000 compliant. A Year 2000 project team has been appointed to bring its products, systems and infrastructure into compliance. The Company is currently evaluating responses from and addressing issues with significant vendors to determine the extent to which the Company's systems and infrastructure are vulnerable to those third parties which fail to remedy their own Year 2000 issues. The Company anticipates its systems and infrastructure will be compliant by the end of 1998 or early 1999. The Company will develop contingency plans for those critical suppliers the Company deems to be at risk of not being compliant. Relative to the Company's products, Year 2000 compliant releases are generally available for the majority of the Company's products, and for the remainder of the products, a Year 2000 compliant release will be available by the end of 1998. While the Company does not believe the Year 2000 issue will pose significant operational problems, if the Year 2000 compliance modifications are not made, or completed timely, the Year 2000 issue could have a material adverse impact on the Company's business. The Year 2000 compliance activities will be performed as a part of the Company's normal sustaining activity and will not result in significant incremental costs to the Company. It is estimated that the total Year 2000 costs, including costs previously incurred and future costs, will be in the range of $15 million to $20 million. The estimated cost and date on which the Company believes it will be Year 2000 compliant are based on management's best estimates, yet there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

The Company's future operating results may be affected by a number of factors, including, but not limited to, the introduction and market acceptance of new products on a timely basis; mix of products sold; the impact of sales price changes; the timing and ultimate receipt of orders from certain customers which continue to constitute a large portion of the Company's revenue; the successful enhancement of existing products; manufacturing lead times; significant fluctuations in foreign currency exchange rates; the successful integration of strategic acquisitions; effects of consolidation among the Company's customer base; the success of underlying technologies in which the Company has chosen to target certain of its products; the successful completion of certain multi-year projects which include requirements to develop new technologies including hardware, software and installation of infrastructure systems; effects of customer purchasing budgets, which have historically resulted in weaker demand for the Company's products in the first half of the year; and changes in general worldwide economic conditions, any of which could have an adverse impact on operating results. The industry in which the Company operates requires substantial investment in product development, capital and, at times, inventory prior to customer acceptance of new products or enhancements to existing products. One of the keys to the Company's overall success has been anticipating the appropriate timing of such activities. Delays in product completion and/or slower than expected market acceptance of certain newer products have in the past negatively impacted the Company's operating performance and also, in certain cases, resulted in adjustments to carrying values of assets. Future operating performance could be impacted should timing of further product development and/or market acceptance be delayed.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

 Item 6.  Exhibits and Reports on Form 8-K.

 A.      Exhibits.

         10.1 Agreement and Plan of Merger among the Company, Alcatel, and Net Acquisition, Inc., dated June 3, 1998 (filed as an exhibit to the Company's Current Report on 8-K, dated June 5, 1998, and incorporated herein by reference).

         27.1 Financial Data Schedule - June 30, 1998 (for EDGAR filing purposes only).

         27.2 Restated Financial Data Schedule - June 30, 1997 (for EDGAR filing purposes only).


B.       Reports on Form 8-K.

         Form 8-K, dated June 5, 1998

                  Item 5. Other Events - Joint press release of Alcatel Alsthom and DSC Communications Corporation announcing merger

                  Item 7. Financial Statements and Exhibits - Press Release and Agreement and Plan of Merger between DSC Communications Corporation, Alcatel Alsthom and Net Acquisition, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DSC COMMUNICATIONS CORPORATION



Dated: August 14, 1998            By: /s/ KENNETH R. VINES
                                     ----------------------------------------
                                          Kenneth R. Vines
                                          Vice President, Finance,
                                          duly authorized officer
                                          and principal accounting officer

                                  EXHIBIT INDEX


EXHIBIT                DESCRIPTION
--------               ------------
  10.1                 Agreement and Plan of Merger (Incorporated by Reference)

  27.1                 Financial Data Schedule

  27.2                 Restated Financial Data Schedule